Form 10-Q
period 2018-12-31
TEB Bancorp, Inc.
filed 2019-03-28
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-227307

TEB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	83-2040340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2290 N Mayfair Road, Wauwatosa, WI	53226
(Address of Principal Executive Offices)	(Zip Code)

414-476-6434

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES  ☐    NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of March 26, 2019, no shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

EXPLANATORY NOTE

TEB Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), has been formed to serve as the holding company for The Equitable Bank, S.S.B. and subsidiaries (the “Bank”) as part of the Bank’s reorganization to the mutual holding company form of organization. As of December 31, 2018, the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, unaudited financial and other information of the Bank is included in this quarterly report on Form 10-Q.

As part of the reorganization, the Bank changed the fiscal year end from September 30 to June 30, effective June 30, 2018.

The unaudited consolidated financial statements and other information contained in the Quarterly Report on Form 10-Q should be read in conjunction with the Bank’s audited consolidated financial statements as of and for the nine months ended June 30, 2018 and for the year ended September 30, 2017 contained in the Company’s definitive prospectus dated February 11, 2019 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 22, 2019.

Part I Financial Information

Item 1 Financial Statements

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As if December 31, 2018 (Unaudited) and June 30, 2018

	December 31, 2018	June 30, 2018
ASSETS
Cash and due from banks	$3,755,224	$4,698,851
Federal funds sold	1,706,268	1,435,295
Cash and cash equivalents	5,461,492	6,134,146

Interest bearing deposits in banks	208,583	157,459
Available for sale securities - stated at fair value	21,320,137	20,906,087
Loans, less allowance for loan losses of $1,295,012 and $1,324,159 at December 31, 2018 and June 30, 2018, respectively	263,063,705	263,998,800
Loans held for sale	2,754,829	6,416,385
Other real estate owned, net	4,124,984	3,957,133
Premises and equipment, net	8,129,786	8,252,426
Federal Home Loan Bank stock	2,344,500	2,070,000
Accrued interest receivable and other assets	2,574,166	1,531,606

TOTAL ASSETS	$309,982,182	$313,424,042

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Demand	$68,595,434	$64,528,259
Savings and NOW	80,902,379	81,998,195
Certificates of Deposit	88,306,708	97,937,026
Total Deposits	237,804,521	244,463,480
Federal Home Loan Bank borrowings	52,100,000	46,000,000
Advance payments by borrowers for property taxes and insurance	426,593	3,677,434
Accrued interest payable and other liabilities	5,635,270	5,180,996
Total Liabilities	295,966,384	299,321,910

EQUITY
Retained earnings	16,122,409	16,309,708
Accumulated other comprehensive loss	(2,106,611)	(2,207,576)
Total Equity	14,015,798	14,102,132

TOTAL LIABILITIES AND EQUITY	$309,982,182	$313,424,042

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2018 and 2017 (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,928,655	$2,850,591	$5,860,134	$5,679,824
Interest and dividends on investment securities	177,130	148,359	345,883	289,958
Interest on federal funds sold	6,988	3,588	12,094	6,506
Interest on deposits in banks	515	763	1,261	2,632
Total Interest Income	3,113,288	3,003,301	6,219,372	5,978,920

INTEREST EXPENSE
Interest on deposits	371,289	292,631	723,324	579,487
Interest on other borrowings	79	-	100	-
Interest on Federal Home Loan Bank borrowings	266,514	81,998	507,932	124,376
Total Interest Expense	637,882	374,629	1,231,356	703,863

Net interest income before provision for loan losses	2,475,406	2,628,672	4,988,016	5,275,057
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	2,475,406	2,628,672	4,988,016	5,275,057

NON-INTEREST INCOME
Service fees on deposits	124,095	112,792	244,500	233,382
Service fees on loans	94,135	50,438	156,199	99,307
Gain on sales of mortgage loans	287,496	392,611	621,782	808,518
Income on sale of uninsured products	65,970	82,596	141,910	152,824
Gain on sale of other real estate owned	-	67,093	-	71,193
Other income	8,837	9,180	16,507	16,983
Total Non-Interest Income	580,533	714,710	1,180,898	1,382,207

NON-INTEREST EXPENSES
Compensation and benefits	1,821,496	1,930,613	3,641,360	3,740,798
Occupancy	487,174	472,699	964,114	923,740
Advertising	53,309	75,270	163,579	165,540
Data processing services	298,507	312,655	600,532	602,689
FDIC assessment	118,278	117,424	236,720	236,678
Net loss on and cost of operations of other real estate owned	19,272	89,809	89,884	144,624
Insurance expense	41,701	39,568	83,816	78,817
Professional fees	18,750	18,750	102,989	37,500
Other expenses	244,053	261,126	473,219	465,560
Total Non-Interest Expenses	3,102,540	3,317,914	6,356,213	6,395,946

Income (loss) before income taxes	(46,601)	25,468	(187,299)	261,318
Income tax benefit	-	-	-	-

NET INCOME (LOSS)	$(46,601)	$25,468	$(187,299)	$261,318

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended December, 2018 and 2017 (Unaudited)

	For the three months ended
	December 31, 2018	December 31, 2017

Net income (loss)	$(46,601)	$25,468
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	247,021	(136,745)
Tax effect	-	-
Reclassification adjustment for gains included in net income	-	-
Change in pension obligation, net of tax	-	52,845
Other comprehensive income (loss), net of tax	247,021	(83,900)
COMPREHENSIVE INCOME (LOSS)	$200,420	$(58,432)

	For the six months ended
	December 31, 2018	December 31, 2017

Net income (loss)	$(187,299)	$261,318
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	100,965	(188,443)
Tax effect	-	-
Reclassification adjustment for gains included in net income	-	-
Change in pension obligation, net of tax	-	377,924
Other comprehensive income, net of tax	100,965	189,481
COMPREHENSIVE INCOME (LOSS)	$(86,334)	$450,799

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended December 31, 2018 and 2017 (Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total

BALANCES - July 1, 2017	$16,221,847	$(2,341,018)	$13,880,829

Comprehensive income
Net income	261,318		261,318
Change in unrealized gains/losses on securities available for sale (net of deferred income tax of $0)		(188,443)	(188,443)
Change in pension obligation (net of deferred income tax of $0)		377,924	377,924
Total Comprehensive Income			450,799

BALANCES - December 31, 2017	16,483,165	(2,151,537)	14,331,628

BALANCES - June 30, 2018 (audited)	$16,309,708	$(2,207,576)	$14,102,132

Comprehensive loss
Net loss	(187,299)		(187,299)
Change in unrealized gains/losses on securities available for sale (net of deferred income tax of $0)		100,965	100,965
Change in pension obligation (net of deferred income tax of $0)		-	-
Total Comprehensive Loss			(86,334)

BALANCES - December 31, 2018	$16,122,409	$(2,106,611)	$14,015,798

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2018 and 2017 (Unaudited)

	For the Six months ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(187,299)	$261,318
Adjustments to reconcile net (loss) income to net cash flows from operating activities
Provision for loan losses	-	-
Depreciation	278,919	256,619
Amortization and accretion	41,593	35,361
Origination of mortgage loans held for sale	(45,532,436)	(64,148,641)
Proceeds from sales of mortgage loans held for sale	49,815,774	65,564,519
Gain on sale of mortgage loans held for sale	(621,782)	(808,518)
Gain (loss) on sale of other real estate owned, net	(27)	(5,918)
Changes in assets and liabilities:
Accrued interest payable and other liabilities	454,274	1,891,700
Accrued interest receivable and other assets	(1,042,560)	992,115
Net cash flows from operating activities	3,206,456	4,038,555
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	295,322	11,438
Purchase of securities available for sale	(650,000)	(980,000)
Change in loans	516,245	7,107,499
Purchase of FHLB stock	(274,500)	(155,000)
Change in interest bearing deposits in banks	(51,124)	(90,390)
Proceeds from sale of other real estate owned	251,025	703,602
Purchase of premises and equipment, net	(156,279)	(109,225)
Net cash flows from investing activities	(69,311)	6,487,924
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(6,658,959)	(25,474,907)
FHLB advance proceeds	318,550,000	167,250,000
FHLB advance repayments	(312,450,000)	(149,650,000)
Change in advance payments by borrowers for property taxes and insurance	(3,250,840)	(3,211,869)
Net cash flows from financing activities	(3,809,799)	(11,086,776)
Net Change in Cash and Cash Equivalents	(672,654)	(560,297)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,134,146	6,550,622
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,461,492	$5,990,325

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$712,263	$573,416
Loans transferred to other real estate owned	418,849	265,097

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

The Equitable Bank, S.S.B. (the “Bank”) is a state chartered mutual savings bank providing a full range of financial services. The Bank grants commercial, residential and consumer loans, and accepts deposits from customers primarily in the Metropolitan Milwaukee area, which is in southeastern Wisconsin. Equitable is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

The accompanying unaudited condensed consolidated financial statements of the Bank were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Bank as of and for the nine months ended June 30, 2018. Reference is made to the accounting policies of the Bank described in the Notes to the consolidated Financial Statements contained in the prospectus of TEB Bancorp, Inc. (“the Company”) dated February 11, 2019.

The interim condensed consolidated financial statements as of December 31, 2018, and for the three and six months ended December 31, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three and six months ended December 31, 2018, are not necessarily indicative of the results to be achieved for the year ending June 30, 2019 or any other period.

The Bank evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and operations of the Bank and its wholly-owned subsidiaries, Equitable Investment Corp. and Savings Financial Corporation. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP, management of the Bank is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the pension actuarial assumptions, and the valuation of deferred tax assets.

Reclassification

Certain June 30, 2018 amounts have been reclassified to conform to the December 31, 2018 presentation. The reclassifications had no effect on reported amounts of consolidated net income (loss) or equity.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

Going Concern

On February 15, 2012, the Board of Directors of the Bank executed a Stipulation and Consent to the Issuance of an Amended Consent Order (“Consent Order”), jointly issued by the Federal Deposit Insurance Corporation (“FDIC”) and Wisconsin Department of Financial Institutions (“WDFI”). Pursuant to the Consent Order, the Bank has taken certain actions to address issues identified by the FDIC and WDFI. The Consent Order requires the Bank to, among other things, (i) retain qualified management; (ii) increase Board oversight; (iii) maintain minimum Tier 1 capital of 8% of average assets and minimum total risk-based capital of 12% of risk weighted assets; revise the capital plan submitted to the FDIC and WDFI (iv) revise the written plan to manage concentrations of credit; (v) revise the written plan to reduce the level of loan relationships and real estate owned greater than $500,000 and 90 days delinquent or classified substandard or doubtful; (vi) obtain monthly Board approval of the allowance for loan losses; (vii) revise the profit plan; and (viii) provide written status reports to the FDIC following each quarter end. The Consent Order will remain in effect until terminated, modified, or suspended in writing by the FDIC or WDFI. Management is required to submit an annual budget to the regulatory agencies in response to the amended consent order. The most recent budget submitted was as of January 1, 2019. The compliance with these items is monitored by management and the Board of Directors on a monthly basis.

The condensed consolidated financial statements had been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Non -compliance with the regulatory Consent Order due to low levels of capital raised a substantial doubt about the ability of the Bank to continue as a going concern. Management has a plan to pursue reorganization to a mutual holding company and sell a minority share of the stock to the public which will increase capital levels. The Bank believes it has corrected all outstanding issues other than the low capital levels and returning to profitability. If the Bank is unable to achieve compliance with requirements of the Consent Order, the FDIC or WDFI could force a sale, liquidation, or federal conservatorship or receivership of the Bank. See Note 12 “Regulatory Capital Requirements” for additional information.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ongoing liquidity is needed to meet the financial obligations that arise in the ordinary course of business. Our primary needs for liquidity are to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At December 31, 2018, we had an $82.1 million line of credit with the Federal Home Loan Bank of Chicago, and had $52.1 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

NOTE 2 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”s) to the FASB Accounting Standards Codification (“ASC”). This section provides a summary description of recent ASUs that management expects may have an impact on the consolidated financial statements issued in the near future. Pursuant to final approvals with respect to the mutual holding reorganization, as discussed in Note 19, the Company will be classified as an emerging growth company and will elect to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. Effective dates reflect this election.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses which amends the implementation date for nonpublic entities’ annual financial statements to align with their interim financial statements and clarifies the scope of the guidance in ASU 2016-13. The update will allow management to delay implementation of ASU 2016-13 until fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, due to the Company’s status as an emerging growth company. Management is currently evaluating the impact of other aspects in the update on the Bank’s consolidated results of operations, financial position and cash flows.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update removed disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this update are effective for public business entities in fiscal years ending after December 15, 2020. The Bank is required to adopt the new standard for fiscal years ending after December 15, 2021. Early adoption is permitted. Management is currently evaluating the adoption of the new standard on the Bank’s consolidated results of operations, financial position and cash flows.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB ASC Topic 842, Leases, to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. This guidance did not change management’s assessment of the impact of ASU No. 2016-02 on the Bank’s consolidated results of operations, financial position or cash flows.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. This guidance did not change management’s assessment of the impact of ASU No. 2016-02 on the Bank’s consolidated results of operations, financial position or cash flows.

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. Management does not expect the new guidance to have a material impact on the Bank’s consolidated results of operations, financial position or cash flows.

NOTE 3 – Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer liabilities in an orderly transaction between market participants at the measurement date (exit price) and establishes a framework for measuring fair value.

To determine fair value the Bank utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Bank is able to classify fair value balances based on the observability of those inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

>	Level 1 - Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as listed equities and U.S. Treasury securities.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

>	Level 2 - Fair value is based upon quoted prices for similar, but not identical, assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. This also includes quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data.

>	Level 3 - Fair value is based upon financial models using primarily unobservable inputs. Unobservable inputs reflect the Bank's own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets

Available for sale securities Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of securities with similar characteristics, which would generally be classified within Level 2 of the valuation hierarchy, include certain AAA-rated U.S. government sponsored agency securities, municipal obligations, and mortgage-backed securities. A security using financial models based upon primarily unobservable inputs, such as commercial paper, would generally be classified within Level 3 of the valuation hierarchy.

Impaired Loans The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Bank records the impaired loan as a non-recurring Level 3 valuation. At December 31, 2018 and June 30, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5-15% for selling costs.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Bank records the repossessed asset as a non-recurring Level 3 valuation. At December 31, 2018 and June 30, 2018 substantially all of the Other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5-15% for selling costs.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

The following tables set forth, by level within the fair value hierarchy, the Bank's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of December 31, 2018 and June 30, 2018, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Bank's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$19,882,210	$-	$19,882,210
Mortgage backed securities	-	1,118,476	-	1,118,476
Certificates of deposit	-	319,451	-	319,451
Total	$-	$21,320,137	$-	$21,320,137

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$19,426,437	$-	$19,426,437
Mortgage backed securities	-	1,157,941	-	1,157,941
Certificates of deposit	-	321,709	-	321,709
Total	$-	$20,906,087	$-	$20,906,087

Fair value of level 3 assets measured on a recurring basis is determined based upon financial models using primarily unobservable inputs. The Bank had no level 3 assets as of December 31, 2018 or June 30, 2018.

Assets measured at fair value on non-recurring basis:

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total

Impaired loans	$-	$-	$205,313	$205,313
Other real estate owned, net	-	-	4,124,984	4,124,984
Total	$-	$-	$4,330,297	$4,330,297

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Impaired loans	$-	$-	$140,765	$140,765
Other real estate owned, net	-	-	3,957,133	3,957,133
Total	$-	$-	$4,097,898	$4,097,898

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance. Accordingly, the fair value disclosures required by the guidance are only indicative of the value of individual financial instruments, as of the dates indicated and should not be considered an indication of the fair value of Bank.

The estimated fair values of financial instruments are as follows:

	December 31, 2018		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

FINANCIAL ASSETS
Cash and cash equivalents	$5,461,492	$5,461,492	$6,134,146	$6,134,146
Interest bearing deposits in banks	$208,583	$208,583	$157,459	$157,459
Available for sale securities	$21,320,137	$21,320,137	$20,906,087	$20,906,087
Loans	$263,063,705	$255,742,705	$263,998,800	$256,952,400
Loans held for sale	$2,754,829	$2,754,829	$6,416,385	$6,416,385
Federal Home Loan Bank stock	$2,344,500	$2,344,500	$2,070,000	$2,070,000
Accrued interest receivable	$980,269	$980,269	$879,292	$879,292
FINANCIAL LIABILITIES
Deposits	$237,804,521	$212,772,521	$244,463,480	$220,870,600
Federal Home Loan Bank borrowings	$52,100,000	$52,100,000	$46,000,000	$46,000,000
Accrued interest payable	$108,236	$108,236	$93,053	$93,053

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring and non-recurring basis have been previously disclosed. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – Due to their short term nature, the carrying amount of cash equivalents approximates fair value and is categorized in level 1 of the fair value hierarchy.

Interest bearing deposits in banks – The carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Available for sale securities – The fair value is estimated using quoted market prices or by using pricing models and is categorized in level 2 of the fair value hierarchy.

Federal Home Loan Bank stock – No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB and management believes the carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Loans– The fair value of variable rate loans that reprice frequently are based on carrying values. The fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and is categorized in level 3 of the fair value hierarchy.

Loans held for sale – Fair value is based on commitments on hand from investors or prevailing market prices and is categorized in level 2 of the fair value hierarchy.

Accrued interest receivable – The carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

Deposits – Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently offered on similar time deposits. Deposits are categorized in level 3 of the fair value hierarchy.

Federal Home Loan Bank borrowings – The carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Accrued interest payable – The carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

The estimated fair value of fee income on letters of credit at September 30, 2018 and June 30, 2018 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2018 and June 30, 2018.

NOTE 4 – Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank is based upon a percentage of deposits. These requirements approximated $1,513,000 at December 31, 2018 and $1,439,000 at June 30, 2018.

NOTE 5 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$20,208,106	$6,313	$332,209	$19,882,210
Mortgage-backed securities	1,114,105	4,371	-	1,118,476
Certificates of deposit	330,000	-	10,549	319,451
	$21,652,211	$10,684	$342,758	$21,320,137

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$19,846,714	$3,291	$423,568	$19,426,437
Mortgage-backed securities	1,162,412	-	4,471	1,157,941
Certificates of deposit	330,000	-	8,291	321,709
	$21,339,126	$3,291	$436,330	$20,906,087

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

The following tables present the portion of the Bank's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2018 (Unaudited)
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$3,554,894	$25,638	$14,257,663	$306,571	$17,812,557	$332,209
Mortgage backed	-	-	-	-	-	-
Certificates of deposit	319,451	10,549	-	-	319,451	10,549
	$3,874,345	$36,187	$14,257,663	$306,571	$18,132,008	$342,758

Management does not believe any individual unrealized loss as of December 31, 2018 represents other than temporary impairment. The Bank holds $14,257,663, comprised of 70 securities, in obligations of states and political subdivisions at December 31, 2018 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

	June 30, 2018
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$15,856,505	$282,562	$2,045,230	$141,005	$17,901,735	$423,567
Mortgage backed	1,157,940	4,472	-	-	1,157,940	4,472
Certificates of deposit	321,709	8,291	-	-	321,709	8,291
	$17,336,154	$295,325	$2,045,230	$141,005	$19,381,384	$436,330

Management does not believe any individual unrealized loss as of June 30, 2018 represents other than temporary impairment. The Bank holds $2,045,230, comprised of nine securities, in obligations of states and political subdivisions at June 30, 2018 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of December 31, 2018 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary:

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

	Amortized
	Cost	Fair Value

Due in one year or less	$1,450,203	$1,446,965
Due after one year through 5 years	7,358,930	7,269,572
Due after 5 years through 10 years	10,824,122	10,589,178
Due after 10 years	904,851	895,946
Subtotal	20,538,106	20,201,661
Mortgage backed
Due after 5 years through 10 years	1,114,105	1,118,476
Total	$21,652,211	$21,320,137

During the three months ended December 31, 2018 and 2017, the Bank did not sell any available for sale securities. The Bank pledged $7,555,000 and $7,410,000 of available for sale securities at December 31, 2018 and June 30, 2018, respectively, as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2018	June 30, 2018
Construction, Land, Development	$3,220,671	$4,845,372
1-4 family owner occupied	124,729,230	122,598,962
1-4 family non-owner occupied	22,315,219	23,836,875
Multifamily	74,069,572	71,100,731
Commercial owner occupied	8,591,004	7,351,591
Commercial non-owner occupied	20,782,399	24,211,269
Consumer & Installment Loans	10,650,622	11,378,159

Total Loans	264,358,717	265,322,959
Less:
Allowance for loan losses	(1,295,012)	(1,324,159)

Loans, net	$263,063,705	$263,998,800

Non-performing loans are as follows:

	December 31, 2018	June 30, 2018

Nonaccrual Loans	$1,318,569	$1,444,404
Total non-performing loans	$1,318,569	$1,444,404

Restructured loans, accruing	$-	$-
Total Impaired Loans	$1,318,569	$1,444,404

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

December 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$70,608	$-	$-	$196,135	$-	$131,268	$398,011
Unpaid principal balance	-	70,608	-	-	196,135	-	131,268	398,011
Related allowance	-	4,809	-	-	117,498	-	70,391	192,698

With no related allowance recorded
Recorded investment	$-	$889,964	$22,993	$-	$-	$-	$7,601	$920,558
Unpaid principal balance	-	889,964	22,993	-	-	-	7,601	920,558
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$960,572	$22,993	$-	$196,135	$-	$138,869	$1,318,569
Unpaid principal balance	-	960,572	22,993	-	196,135	-	138,869	1,318,569
Related allowance	-	4,809	-	-	117,498	-	70,391	192,698

Three Months Ended December 31, 2018
Average recorded balance	$-	$728,723	$11,496	$-	$196,335	$-	$136,350	$1,072,904

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	3,531	1,947	348	-	1,078	-	1,000	7,904
Total interest on impaired loans	$3,531	$1,947	$348	$-	$1,078	$-	$1,000	$7,904

Six Months Ended December 31, 2018
Average recorded balance	$21,843	$719,614	$29,552	$-	$197,009	$-	$136,347	$1,104,365

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	3,531	15,063	348	-	3,162	-	1,175	23,279
Total interest on impaired loans	$3,531	$15,063	$348	$-	$3,162	$-	$1,175	$23,279

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$95,214	$-	$198,829	$-	$62,687	$356,730
Unpaid principal balance	-	-	95,214	-	198,829	-	62,687	356,730
Related allowance	-	-	35,678	-	117,600	-	62,687	215,965

With no related allowance recorded
Recorded investment	$87,371	$924,135	$-	$-	$-	$-	$76,168	$1,087,674
Unpaid principal balance	87,371	924,135	-	-	-	-	76,168	1,087,674
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$87,371	$924,135	$95,214	$-	$198,829	$-	$138,855	$1,444,404
Unpaid principal balance	87,371	924,135	95,214	-	198,829	-	138,855	1,444,404
Related allowance	-	-	35,678	-	117,600	-	62,687	215,965

Average recorded balance	$43,686	$893,915	$95,214	$-	$201,399	$234,590	$117,420	$1,586,224

Interest income recognized while impaired	$-	$-	$-	$-	$-	$14,924	$-	$14,924
Interest income recognized on a cash basis while impaired	-	14,037	-	-	8,346	-	1,287	23,670
Total interest on impaired loans	$-	$14,037	$-	$-	$8,346	$14,924	$1,287	$38,594

December 31, 2017
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$95,214	$-	$203,066	$-	$63,222	$361,502
Unpaid principal balance	-	-	95,214	-	203,066	-	63,222	361,502
Related allowance	-	-	36,567	-	124,429	-	63,222	224,218

With no related allowance recorded
Recorded investment	$-	$839,261	$-	$-	$-	$-	$24,887	$864,148
Unpaid principal balance	-	839,261	-	-	-	-	24,887	864,148
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$839,261	$95,214	$-	$203,066	$-	$88,109	$1,225,650
Unpaid principal balance	-	839,261	95,214	-	203,066	-	88,109	1,225,650
Related allowance	-	-	36,567	-	124,429	-	63,222	224,218

Three Months Ended December 31, 2017
Average recorded balance	$-	$1,032,002	$95,214	$-	$203,066	$703,771	$165,124	$2,199,177

Interest income recognized while impaired	$-	$-	$-	$-	$-	$14,924	$-	$14,924
Interest income recognized on a cash basis while impaired	-	5,281	-	-	-	-	186	5,467
Total interest on impaired loans	$-	$5,281	$-	$-	$-	$14,924	$186	$20,391

Six Months Ended December 31, 2017
Average recorded balance	$-	$1,092,064	$95,214	$-	$203,066	$1,057,839	$163,374	$2,611,557

Interest income recognized while impaired	$-	$-	$-	$-	$-	$29,941	$-	$29,941
Interest income recognized on a cash basis while impaired	-	10,810	-	-	27	-	246	11,083
Total interest on impaired loans	$-	$10,810	$-	$-	$27	$29,941	$246	$41,024

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan in accordance with the terms of the loan.

The following are the Bank’s risk rating definitions:

Pass: Loans in this category are to persons or entities that span from having financial characteristics of unquestioned strength to entities that have potential risks that if left uncorrected could at some point result in deterioration of the Bank’s credit position. Loans in this category are rated “1” through “4” with the lower risk being identified with a lower numerical rating. General characteristics that are monitored include borrower net worth, liquidity and entity profitability.

Special Mention: Loans in this category contain some weakness or potential weakness that if left uncorrected may result in the deterioration of the repayment capacity. Loans in this category are rated as a “5”.

Substandard: Loans in this category exhibit the same characteristics as “5” rated credits and are inadequately protected by the current net worth and paying capacity of the obligor and/or of the collateral pledged as security for the asset. Loans in this category are rated as a “6”.

Real Estate in Judgement: Loans in this category have been placed in non-accrual and the Bank has taken legal action to preserve its position. Loans in this category are rated as a “7”.

The following is a summary of loans by risk rating:

December 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non- Owner Occupied	Consumer & Installment	Total
Pass	$3,220,671	$123,768,658	$22,292,226	$74,069,572	$8,183,458	$12,219,334	$10,511,753	$254,265,672
Special Mention	-	-	-	-	211,411	8,563,065	-	8,774,476
Substandard	-	960,572	22,993	-	196,135	-	138,869	1,318,569
REJ	-	-	-	-	-	-	-	-
Total	$3,220,671	$124,729,230	$22,315,219	$74,069,572	$8,591,004	$20,782,399	$10,650,622	$264,358,717

June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non -Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non- Owner Occupied	Consumer & Installment	Total
Pass	$4,758,001	$121,674,827	$23,001,683	$70,755,990	$7,152,762	$13,952,614	$11,239,304	$252,535,181
Special Mention	-	-	739,978	344,741	-	10,258,655	-	11,343,374
Substandard	87,371	446,352	-	-	198,829	-	138,855	871,407
REJ	-	477,783	95,214	-	-	-	-	572,997
Total	$4,845,372	$122,598,962	$23,836,875	$71,100,731	$7,351,591	$24,211,269	$11,378,159	$265,322,959

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

The following is a summary of past due loans:

December 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
30-59 days, accruing	$-	$2,512,629	$-	$-	$-	$-	$43,456	$2,556,085
60-89 days, accruing	-	91,079	-	-	-	-	-	91,079
90 days & over or nonaccrual	-	960,572	22,993	-	196,135	-	138,869	1,318,569
Total	$-	$3,564,280	$22,993	$-	$196,135	$-	$182,325	$3,965,733

June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
30-59 days, accruing	$75,058	$2,074,976	$-	$-	$-	$-	$91,075	$2,241,109
60-89 days, accruing	-	-	-	-	-	-	-	-
90 days & over or nonaccrual	87,371	924,135	95,214	-	198,829	-	138,855	1,444,404
Total	$162,429	$2,999,111	$95,214	$-	$198,829	$-	$229,930	$3,685,513

Certain directors and executive officers of the Bank, and their related interests, had loans outstanding in the aggregate amounts of $1,060,657 and $1,080,125 at December 31, 2018 and June 30, 2018, respectively.

Troubled Debt Restructurings (“TDRs”) involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were no new TDRs during the six months ending December 31, 2018. There were also no TDRs that defaulted during the period that were modified within the previous six months as of December 31, 2018. There were no TDRs as of December 31, 2018. There was one accruing commercial non-owner occupied property in the amount of $1,407,541 that transferred out of TDR status for the nine months ending June 30, 2018.

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status.  All loans transferred out of TDR status during 2018 have met the above criteria.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and six months ended December 31, 2018 and 2017 and June 30, 2018:

	Three Months ended December 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 10/1/18	$4,958	$6,151	$24,542	$71,120	$131,113	$905,405	$111,323	$47,198	$1,301,810
Charge-offs	-	-	(14,042)	-	-	-	(3)	-	(14,045)
Recoveries	-	6,744	-	-	-	-	503	-	7,247
Provision	(1,738)	12,955	18,034	39,984	3,175	(23,608)	(4,115)	(44,687)	-
Balance at 12/31/18	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012

	Six Months ended December 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 7/1/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	-	-	(44,534)	-	-	-	(2,211)	-	(46,745)
Recoveries	-	16,784	-	-	-	-	814	-	17,598
Provision	(1,538)	1,766	2,015	40,003	2,382	(43,558)	11,009	(12,079)	-
Balance at 12/31/18	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Allowance
Ending balance individually evaluated for impairment	$-	$4,809	$-	$-	$117,498	$-	$70,391	$-	$192,698
Ending balance collectively evaluated for impairment	3,220	21,041	28,534	111,104	16,790	881,797	37,317	2,511	1,102,314
Ending balance	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Loans
Ending balance individually evaluated for impairment	$-	$960,572	$22,993	$-	$196,135	$-	$138,869	$-	$1,318,569
Ending balance collectively evaluated for impairment	3,220,671	123,768,658	22,292,226	74,069,572	8,394,869	20,782,399	10,511,753	-	263,040,148
Total loans	$3,220,671	$124,729,230	$22,315,219	$74,069,572	$8,591,004	$20,782,399	$10,650,622	$-	$264,358,717
Less allowance	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Total	$3,217,451	$124,703,380	$22,286,685	$73,958,468	$8,456,716	$19,900,602	$10,542,914	$(2,511)	$263,063,705

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

	June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 10/1/17	$83,955	$53,630	$121,274	$60,883	$161,819	$799,632	$164,440	$433,671	$1,879,304
Charge-offs	-	(54,345)	-	-	-	(979,468)	(1,363)	-	(1,035,176)
Recoveries	30,064	18,007	1,400	-	-	4,000	1,560	-	55,031
Provision	(109,261)	(9,992)	(51,621)	10,218	(29,913)	1,101,191	(66,541)	(419,081)	425,000
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Allowance
Ending balance individually evaluated for impairment	$-	$-	$35,678	$-	$117,600	$-	$62,687	$-	$215,965
Ending balance collectively evaluated for impairment	4,758	7,300	35,375	71,101	14,306	925,355	35,409	14,590	1,108,194
Ending balance	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Loans
Ending balance individually evaluated for impairment	$87,371	$924,135	$95,214	$-	$198,829	$-	$138,855	$-	$1,444,404
Ending balance collectively evaluated for impairment	4,758,001	121,674,827	23,741,661	71,100,731	7,152,762	24,211,269	11,239,304	-	263,878,555
Total loans	$4,845,372	$122,598,962	$23,836,875	$71,100,731	$7,351,591	$24,211,269	$11,378,159	$-	$265,322,959
Less allowance	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Total	$4,840,614	$122,591,662	$23,765,822	$71,029,630	$7,219,685	$23,285,914	$11,280,063	$(14,590)	$263,998,800

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

	Three Months Ended December 31, 2017
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 10/1/17	$83,955	$53,630	$121,274	$60,883	$161,819	$799,632	$164,440	$433,671	$1,879,304
Charge-offs	-	(54,345)	-	-	-	-	-	-	(54,345)
Recoveries	30,064	4,507	-	-	-	4,000	200	-	38,771
Provision	(10,546)	39,982	(20,528)	969	(16,594)	(50,936)	(25,421)	83,074	-
Balance at 12/31/17	$103,473	$43,774	$100,746	$61,852	$145,225	$752,696	$139,219	$516,745	$1,863,730

	Six Months Ended December 31, 2017
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 7/1/17	$61,537	$139,254	$243,835	$59,465	$160,772	$749,586	$136,407	$350,356	$1,901,212
Charge-offs	-	(62,289)	-	-	-	(28,500)	(1,438)	-	(92,227)
Recoveries	33,064	13,636	-	-	-	7,000	1,045	-	54,745
Provision	8,872	(46,827)	(143,089)	2,387	(15,547)	24,610	3,205	166,389	-
Balance at 12/31/17	$103,473	$43,774	$100,746	$61,852	$145,225	$752,696	$139,219	$516,745	$1,863,730
Allowance
Ending balance individually evaluated for impairment	$-	$-	$36,567	$-	$124,429	$-	$63,222	$-	$224,218
Ending balance collectively evaluated for impairment	103,473	43,774	64,179	61,852	20,796	752,696	75,997	516,745	1,639,512
Ending balance	$103,473	$43,774	$100,746	$61,852	$145,225	$752,696	$139,219	$516,745	$1,863,730
Loans
Ending balance individually evaluated for impairment	$-	$839,261	$95,214	$-	$203,066	$-	$88,109	$-	$1,225,650
Ending balance collectively evaluated for impairment	3,404,852	115,193,425	22,598,111	61,852,302	10,398,094	26,327,268	12,624,124	-	252,398,176
Total loans	$3,404,852	$116,032,686	$22,693,325	$61,852,302	$10,601,160	$26,327,268	$12,712,233	$-	$253,623,826
Less allowance	$103,473	$43,774	$100,746	$61,852	$145,225	$752,696	$139,219	$516,745	$1,863,730
Total	$3,301,379	$115,988,912	$22,592,579	$61,790,450	$10,455,935	$25,574,572	$12,573,014	$(516,745)	$251,760,096

NOTE 7 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the consolidated financial statements, was $2,625,153 and $1,863,097 at December 31, 2018 and June 30, 2018, respectively. The Bank maintained custodial balances in the amount of $0 and $6,471 at December 31, 2018 and June 30, 2018, respectively, in connection with the foregoing loan servicing.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

NOTE 8 – Borrowings

Borrowings consist of the following:

	December 31, 2018	June 30, 2018
FHLB variable rate advance (2.01% as of June 30, 2018)	$-	$4,100,000
FHLB fixed rate advance (1.73-2.04%, matures July 2018)	-	17,900,000
FHLB fixed rate advance (2.07-2.09%, matures August 2018)	-	5,000,000
FHLB fixed rate advance (2.12%, matures September 2018)	-	9,000,000
FHLB fixed rate advance (2.15%, matures October 2018)	-	5,000,000
FHLB fixed rate advance (2.22%, matures November 2018)	-	5,000,000
FHLB fixed rate advance (2.28-2.55%, matures January 2019)	41,300,000	-
FHLB fixed rate advance (2.61-2.62%, matures March 2019)	10,800,000	-
	$52,100,000	$46,000,000

The Bank has a master contract agreement with the Federal Home Loan Bank (“FHLB”), which provides for borrowing up to the maximum $82,132,922 at December 31, 2018. The FHLB provides both fixed and floating rate advances. The Bank has an open line of credit with the FHLB with a variable interest rate. There were $0 and $4.1 million outstanding advances on the open line of credit as of December 31, 2018 and June 30, 2018, respectively.

Additionally, the Bank had $52,100,000 and $41,900,000 outstanding in term advances at December 31, 2018 and June 30, 2018, respectively. The advances are collateralized by a security agreement pledging a portion of the Bank's real estate mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000, at December 31, 2018 and June 30, 2018. There were no amounts outstanding as of December 31, 2018 or June 30, 2018

NOTE 9 – Income Taxes

The Bank recognized no income tax expense for the three and six months ended December 31, 2018.  Comparatively, this is the first interim consolidated financial statement prepared for the Bank in current form, so management is unable to estimate the tax expense attributed to the three and six month periods ended December 31, 2017.  However, a tax benefit of $425,000 was recognized for the fiscal year ending June 30, 2018 primarily as a result of changes in the adoption of the Tax Cut and Jobs Act of 2017 allowing Alternative Minimum Tax credits to be refundable and a true up of prior period tax payable balances.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270.  The primary difference between the statutory tax rate and the effective rate for the period ending December 31, 2018 would be the anticipated change in valuation allowance.  Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.  All applicable impacts of the Tax Cut and Jobs Act have been reflected in the adopted period of fiscal year ending June 30, 2018.

NOTE 10 – Defined Benefit Pension Plan

The Bank’s Defined Benefit Pension Plan (the “Plan”) covers substantially all employees hired prior to March 31, 2012. The benefits are based on years of service and the employee's average monthly pay received during the five highest consecutive calendar years in the last 10 years of employment under the Plan. Management contributes annually the amounts necessary to provide for defined benefit payments upon retirement or death as determined by the Plan's actuary. The defined benefit pension plan was frozen effective March 31, 2012 for all employees. No additional benefits are being accrued for active participants after this date, and no new participants will be entered into the Plan.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its consolidated balance sheet.

Comparatively, this is the first interim consolidated financial statement prepared for the Bank in current form, so management is unable to estimate the pension expense attributed to the three or six month periods ended December 31, 2017.  The Bank recognized pension income of $25,422 for the three months ended and $63,555 for the six months ended December 31, 2018.

The Bank has a valuation of the Plan completed at fiscal year ending June 30, therefore, there is not a change in pension obligation shown in the condensed consolidated statements of comprehensive income (loss) or in the condensed consolidated statements of changes in equity as of December 31, 2018.

NOTE 11 – Commitments and Contingencies

In the normal course of business, the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Bank's exposure to off-balance-sheet risk is as follows:

	December 31, 2018	June 30, 2018

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$15,783,409	$18,708,308
Sold loan commitments	6,751,499	17,437,885
Credit card commitments	642,775	639,878

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

As of December 31, 2018 and June 30, 2018, the Bank does not engage in the use of interest rate swaps, futures or option contracts.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

NOTE 12 – Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. The final rules implementing BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (“BASEL III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Common Equity (as defined), and Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2018 and June 30, 2018, the Bank was categorized as adequately capitalized. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table. As of December 31, 2018 and June 30, 2018, the Bank did not meet all capital adequacy requirements to which they are subject under the Consent Order. Management submits a capital plan and annual budget to the regulatory agency in response to the capital levels of the Bank. The most recent budget submitted was as of January 1, 2019.

On September 6, 2018, the Board of Directors of the Bank adopted a plan to pursue reorganization to a mutual holding company and sell a minority share of the stock to the public in order to increase capital levels.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, and the requirements of the Consent Order, as of December 31, 2018 and June 30, 2018. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.625% beginning January 1, 2016 to 2.50% by 2019. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 (unaudited) and June 30, 2018 and for the Three and Six Months Ended
December 31, 2018 and 2017 (Unaudited)

					To be Capitalized
			For Capital Adequacy		In Accordance with
	Actual		Purposes		the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018 (unaudited)
Total capital (to risk weighted assets)	$17,417,420	8.96%	$15,556,104	8.00%	$23,334,156	12.00%
Tier 1 capital (to risk weighted assets)	16,122,409	8.29%	11,667,078	6.00%	15,556,104	8.00%
Common Equity Tier 1 (to risk weighted assets)	16,122,409	8.29%	8,750,308	4.50%	15,556,104	8.00%
Tier 1 capital (to average assets)	16,122,409	5.30%	12,168,180	4.00%	24,336,360	8.00%

As of June 30, 2018
Total capital (to risk weighted assets)	$17,633,868	8.90%	$15,858,418	8.00%	$23,787,627	12.00%
Tier 1 capital (to risk weighted assets)	16,309,708	8.23%	11,893,813	6.00%	15,858,418	8.00%
Common Equity Tier 1 (to risk weighted assets)	16,309,708	8.23%	8,920,360	4.50%	15,858,418	8.00%
Tier 1 capital (to average assets)	16,309,708	5.46%	11,940,144	4.00%	23,880,287	8.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At December 31, 2018 and June 30, 2018, the Bank’s net worth was approximately $14,015,798 and $14,102,132 or 4.5% and 4.5% of total assets, respectively, which falls below the state of Wisconsin’s minimum net worth requirements.

NOTE 13 – Plan of Reorganization and Change in Corporate Form

On September 6, 2018, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company (the “Reorganization”). The Reorganization has the approval of the Board of Governors of the Federal Reserve System, the WDFI and the FDIC and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting being held on April 3, 2019. Pursuant to the Reorganization, the Bank proposes to reorganize into a mutual holding company form of ownership. The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company, which will be named TEB Bancorp, Inc. Pursuant to the Reorganization, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. TEB Bancorp, Inc. will be organized as a Maryland corporation and will offer 49.9% of its common stock to be outstanding to the Bank’s eligible members and certain other persons. TEB MHC will be organized as a Wisconsin mutual holding company and will own 50.1% of the common stock of TEB Bancorp, Inc. to be outstanding upon completion of the reorganization and stock offering.

As part of the reorganization, the Bank changed the fiscal year end from September 30 to June 30.

The costs of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the reorganization is unsuccessful, all deferred costs will be charged to operations. As of December 31, 2018, $766,041 of reorganization costs had been incurred.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at December 31, 2018 and June 30, 2018 for the three and six months ended December 31, 2018 and 2017 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2018 is derived from the audited financial statements of The Equitable Bank. The information as of December 31, 2018 and for the three and six months ended December 31, 2018 and 2017 is derived from unaudited financial statements of The Equitable Bank and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the nine months ended June 30, 2018 and for the year ended September 30, 2017. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this prospectus. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	the continuing impact of our amended Consent Order and our being designated as in Troubled Condition;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Prospectus.

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Total assets decreased $3.4 million, or 1.1%, to $310.0 million at December 31, 2018 from $313.4 million at June 30, 2018. The decrease in assets related primarily to a decrease in loans held for sale.

Cash and cash equivalents decreased $673,000, or 11.0%, to $5.5 million at December 31, 2018 from $6.1 million at June 30, 2018.

Loans held for sale decreased $3.7 million, or 57.1%, to $2.8 million at December 31, 2018 from $6.4 million at June 30, 2018. We currently sell a majority of the fixed-rate one- to four-family residential real estate loans that we originate. The balances at any month end vary based on the timing and volume of loan originations and sales.

Loans held for investment decreased $964,000, or 0.36%, to $264.4 million at December 31, 2018 from $265.3 million at June 30, 2018. We experienced decreases in construction, land and development loans of $1.6 million, or 33.5%, to $3.2 million at December 31, 2018 from $4.8 million at June 30, 2018, and in commercial real estate loans of $1.5 million, or 5.0%, to $28.0 million at December 31, 2018 from $29.5 million at June 30, 2018. The decrease in construction loans resulted from the completion of a construction project and the related $2.0 million loan being converted to permanent financing. The decrease in commercial real estate loans was primarily related to non-owner occupied commercial real estate loans; we have limited our originations of these types of loans in recent years. Multifamily residential real estate loans increased $3.0 million, or 4.2%, to $74.1 million at December 31, 2018 from $71.1 million at June 30, 2018, and one- to four-family owner-occupied residential real estate loans increased $2.1 million, or 1.7%, to $124.7 million at December 31, 2018 from $122.6 million at June 30, 2018. The increase in multifamily residential real estate loans resulted from our continued focus on originating these types of loans.

Available-for-sale securities remained relatively unchanged, totaling $21.3 million at December 31, 2018 and $20.9 million at June 30, 2018. In recent periods, we have invested excess cash in higher-yielding loans instead of lower-yielding securities as we have been able to grow our loan portfolio.

Total deposits decreased $6.7 million, or 2.7%, to $237.8 million at December 31, 2018 from $244.5 million at June 30, 2018. The decrease was due to a decrease in certificates of deposit of $9.6 million, or 9.8%, to $88.3 million at December 31, 2018 from $97.9 million at June 30, 2018, and a decrease in interest-bearing savings and NOW accounts of $1.1 million, or 1.3%, to $80.9 million at December 31, 2018 from $82.0 million at June 30, 2018, due to customary balance fluctuations. In recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricts our ability to accept, renew or roll over brokered deposits, and further restricts us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we have received a waiver from the Federal Deposit Insurance Corporation that permits us to use local market area rates instead of national rates as the baseline in determining interest rates we may pay on deposits, this restriction has limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. Partially offsetting these decreases, we experienced a $4.1 million, or 6.3%, increase in demand deposits to $68.6 million at December 31, 2018 from $64.5 million at June 30, 2018.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, increased $6.1 million, or 13.3%, to $52.1 million at December 31, 2018 from $46.0 million at June 30, 2018. We have had to rely on borrowings to fund our operations in recent periods as a result of deposit runoff, described above. We may use a portion of the net proceeds from the offering to repay Federal Home Loan Bank advances.

Total equity decreased $87,000, or 0.6%, to $14.0 million at December 31, 2018 from $14.1 million at June 30, 2018. We experienced a net loss of $188,000 during the six months ended December 31, 2018, partially offset by a decrease in accumulated other comprehensive loss of $101,000, or 4.6%.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

General. Net loss was $47,000 for the three months ended December 31, 2018, compared to net income of $25,000 for the three months ended December 31, 2017. The change was due to decreases in net interest income and non-interest income, described in more detail below.

Interest Income. Interest income increased $110,000, or 3.7%, to $3.1 million for the three months ended December 31, 2018 compared to $3.0 million for the three months ended December 31, 2017. Interest income on loans, which is our primary source of interest income, increased $78,000, or 2.7%, and was $2.9 million for each of the three months ended December 31, 2018 and 2017. Our annualized average yield on loans increased 12 basis points to 4.50% for the three months ended December 31, 2018 from 4.38% for the three months ended December 31, 2017, reflecting recent increases in market interest rates. In addition, the average balance of loans increased to $260.4 million for the three months ended December 31, 2018 from $260.3 million for the three months ended December 31, 2017.

Interest Expense. Interest expense increased $263,000, or 70.3%, to $638,000 for the three months ended December 31, 2018 compared to $375,000 for the three months ended December 31, 2017, due to increases in interest expense on borrowings and deposits.

Interest expense on borrowings increased $185,000 to $267,000 for the three months ended December 31, 2018 from $82,000 for the three months ended December 31, 2017. This increase resulted from increases in both the average balance of borrowings and the average rate we paid on borrowings. The average balance of borrowings increased $19.5 million, or 79.9%, to $43.8 million for the three months ended December 31, 2018 from $24.4 million for the three months ended December 31, 2017, and the annualized average rate we paid on borrowings increased 108 basis points to 2.43% for the three months ended December 31, 2018 from 1.35% for the three months ended December 31, 2017. As described above, during the three months ended December 31, 2018, we relied on borrowings to fund our operations as a result of certificate of deposit runoff. The increase in rates paid on borrowings reflects recent increases in market interest rates.

Interest expense on deposits increased $79,000, or 26.9%, to $371,000 for the three months ended December 31, 2018 from $293,000 for the three months ended December 31, 2017. Specifically, interest expense on certificates of deposit increased $80,000, or 30.0%, to $347,000 for the three months ended December 31, 2018 from $267,000 for the three months ended December 31, 2017. The increase resulted from a 54 basis point increase in the annualized average rate we paid on certificates of deposit to 1.52% for the three months ended December 31, 2018 from 0.98% for the three months ended December 31, 2017, reflecting recent increases in market interest rates. This was partially offset by a decrease in the average balance of certificates of deposit, which decreased $17.5 million, or 16.1%, to $91.4 million for the three months ended December 31, 2018 from $108.9 million for the three months ended December 31, 2017. As described above, in recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings.

Net Interest Income. Net interest income decreased $153,000, or 5.8%, to $2.5 million for the three months ended December 31, 2018 from $2.6 million for the three months ended December 31, 2017, primarily as a result of a higher balance of borrowings and higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by 25 basis points to 3.41% for the three months ended December 31, 2018 from 3.66% for the three months ended December 31, 2017, and our net interest margin decreased by 23 basis points to 3.47% for the three months ended December 31, 2018 from 3.70% for the three months ended December 31, 2017, as our cost of funds increased faster than the increase in the yield earned on interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See Note 1 “Summary of Significant Accounting Policies” and Note 6 “Allowance for Loan Losses” in the Notes to the Condensed Consolidated Financial Statements for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended December 31, 2018 or 2017. Our allowance for loan losses was $1.3 million at December 31, 2018 and $1.3 million at September 30, 2018. The allowance for loan losses to total loans was 0.49% at December 31, 2018 and September 30, 2018, while the allowance for loan losses to non-performing loans was 98.21% at December 31, 2018 and 157.37% at September 30, 2018. We recorded net charge-offs of $7,000 during the quarter ended December 31, 2018 compared to $16,000 for the quarter ended December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income decreased $134,000, or 18.8%, to $581,000 for the three months ended December 31, 2018 compared to $715,000 for the three months ended December 31, 2017. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) decreased $105,000, or 26.8%, to $287,000 for the three months ended December 31, 2018 compared to $393,000 for the three months ended December 31, 2017, as we sold $21.4 million of mortgage loans during the 2018 period compared to $31.5 million of such sales during the 2017 period. In addition, gain on sale of other real estate owned was $0 for the three months ended December 31, 2018 compared to $67,000 for the three months ended December 31, 2017, as we sold two properties during the 2017 period, compared to one sale for no gain during the 2018 period.

Non-interest Expenses. Non-interest expenses decreased $215,000, or 6.5%, to $3.1 million for the three months ended December 31, 2018 compared to $3.3 million for the three months ended December 31, 2017. Compensation and benefits expense decreased $109,000, or 5.7%, to $1.8 million for the three months ended December 31, 2018 from $1.9 million for the three months ended December 31, 2017, as we accrued income related to our pension plan, and as we experienced a decrease in payroll expense, partially due to lower loan officer compensation as a result of decreased loan origination volume. In addition, net loss on and cost of operations of other real estate owned decreased $71,000 to $19,000 for the three months ended December 31, 2018 from $90,000 for the three months ended December 31, 2017, as a result of our experiencing lower charge-offs on other real estate owned properties during the 2018 period.

Income Tax Expense. We recognized no income tax expense or benefit for the three months ended December 31, 2018 or 2017.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Three Months Ended December 31,
	2018			2017
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Interest-earning assets:
Loans	$260,421,112	$2,928,655	4.50%	$260,286,769	$2,850,591	4.38%
Securities	20,954,682	149,603	2.86%	20,868,816	142,439	2.73%
Federal Home Loan Bank stock	2,032,571	27,527	5.42%	1,202,952	5,920	1.97%
Other	1,556,801	7,503	1.93%	1,872,945	4,351	0.93%
Total interest-earning assets	284,965,166	3,113,288	4.37%	284,231,482	3,003,301	4.23%
Non-interest-earning assets	20,536,732			20,836,230
Total assets	$305,501,898			$305,067,712

Interest-bearing liabilities:
Demand deposits	$46,495,773	$7,066	0.06%	$47,204,349	$6,990	0.06%
Savings and NOW deposits	83,226,423	17,193	0.08%	86,179,550	19,130	0.09%
Certificates of deposit	91,366,799	347,030	1.52%	108,882,686	266,511	0.98%
Total interest-bearing deposits	221,088,995	371,289	0.67%	242,266,585	292,631	0.48%
Borrowings	43,811,900	266,593	2.43%	24,356,667	81,998	1.35%
Other	761	-	0.00%	1,366	-	0.00%
Total interest-bearing liabilities	264,901,656	637,882	0.96%	266,624,618	374,629	0.56%
Non-interest-bearing liabilities	26,734,230			23,942,516
Total liabilities	291,635,886			290,567,134
Total equity	13,867,012			14,500,578
Total liabilities and equity	$305,502,898			$305,067,712
Net interest income		$2,475,406			$2,628,672
Net interest rate spread (2)			3.41%			3.66%
Net interest-earning assets (3)	$20,063,510			$17,606,861
Net interest margin (4)			3.47%			3.70%
Average interest-earning assets to interest-bearing liabilities	107.57%			106.60%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilites.
(3)	Net interest-earning assts represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2018 and 2017

General. Net loss was $187,000 for the six months ended December 31, 2018, compared to net income of $261,000 for the six months ended December 31, 2017. The change was due to decreases in net interest income and non-interest income, described in more detail below.

Interest Income. Interest income increased $240,000, or 4.0%, to $6.2 million for the six months ended December 31, 2018 compared to $6.0 million for the six months ended December 31, 2017. Interest income on loans, which is our primary source of interest income, increased $180,000, or 3.2%, to $5.9 million for the six months ended December 31, 2018 compared to $5.7 million for the six months ended December 31, 2017. Our annualized average yield on loans increased 11 basis points to 4.48% for the six months ended December 31, 2018 from 4.37% for the six months ended December 31, 2017, reflecting recent increases in market interest rates. In addition, the average balance of loans increased $1.9 million to $261.6 million for the six months ended December 31, 2018 from $259.7 million for the six months ended December 31, 2017.

Interest Expense. Interest expense increased $527,000, or 74.9%, to $1.2 million for the six months ended December 31, 2018 compared to $704,000 for the six months ended December 31, 2017, due to increases in interest expense on borrowings and deposits.

Interest expense on borrowings increased $384,000 to $508,000 for the six months ended December 31, 2018 from $124,000 for the six months ended December 31, 2017. This increase resulted from increases in both the average balance of borrowings and the average rate we paid on borrowings. The average balance of borrowings increased $24.6 million to $43.6 million for the six months ended December 31, 2018 from $19.0 million for the six months ended December 31, 2017, and the annualized average rate we paid on borrowings increased 102 basis points to 2.33% for the six months ended December 31, 2018 from 1.31% for the six months ended December 31, 2017. As described above, during the six months ended December 31, 2018, we relied on borrowings to fund our operations as a result of certificate of deposit runoff. The increase in rates paid on borrowings reflects recent increases in market interest rates.

Interest expense on deposits increased $144,000, or 24.8%, to $723,000 for the six months ended December 31, 2018 from $579,000 for the six months ended December 31, 2017. Specifically, interest expense on certificates of deposit increased $147,000, or 27.9%, to $674,000 for the six months ended December 31, 2018 from $527,000 for the six months ended December 31, 2017. The increase resulted from a 50 basis point increase in the annualized average rate we paid on certificates of deposit to 1.44% for the six months ended December 31, 2018 from 0.94% for the six months ended December 31, 2017, reflecting recent increases in market interest rates. This was partially offset by a decrease in the average balance of certificates of deposit, which decreased $18.7 million, or 16.7%, to $93.8 million for the six months ended December 31, 2018 from $112.6 million for the six months ended December 31, 2017. As described above, in recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings.

Net Interest Income. Net interest income decreased $287,000, or 5.4%, to $5.0 million for the six months ended December 31, 2018 from $5.3 million for the six months ended December 31, 2017, primarily as a result of a higher balance of borrowings and higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by 26 basis points to 3.43% for the six months ended December 31, 2018 from 3.69% for the six months ended December 31, 2017, and our net interest margin decreased by 23 basis points to 3.49% for the six months ended December 31, 2018 from 3.72% for the six months ended December 31, 2017, as our cost of funds increased faster than the increase in the yield earned on interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” and “Business of The Equitable Bank, S.S.B.—Allowance for Loan Losses” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the six months ended December 31, 2018 or 2017. Our allowance for loan losses was $1.3 million at December 31, 2018 and $1.3 million at June 30, 2018. The allowance for loan losses to total loans was 0.49% at December 31, 2018 and 0.50% at June 30, 2018, while the allowance for loan losses to non-performing loans was 98.21% at December 31, 2018 and 91.68% at June 30, 2018. We recorded net charge-offs of $29,000 during the six months ended December 31, 2018 compared to $37,000 for the six months ended December 31, 2017.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2018.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income decreased $201,000, or 14.6%, to $1.2 million for the six months ended December 31, 2018 compared to $1.4 million for the six months ended December 31, 2017. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) decreased $187,000, or 23.1%, to $622,000 for the six months ended December 31, 2018 compared to $809,000 for the six months ended December 31, 2017, as we sold $49.1 million of mortgage loans during the 2018 period compared to $64.7 million of such sales during the 2017 period. In addition, gain on sale of other real estate owned was $0 for the six months ended December 31, 2018 compared to $71,000 for the six months ended December 31, 2017, as we sold as we sold four properties during the 2017 period, compared to two sales for no gain during the 2018 period

Non-interest Expenses. Non-interest expenses decreased $40,000 and were $6.4 million for each of the six months ended December 31, 2018 and 2017. Compensation and benefits expense decreased $99,000, or 2.7%, to $3.6 million for the six months ended December 31, 2018 from $3.7 million for the three months ended December 31, 2017, as we experienced a decrease in payroll expense, partially due to lower loan officer compensation as a result of decreased loan origination volume. In addition, net loss on and cost of operations of other real estate owned decreased $55,000, or 37.8%, to $90,000 for the six months ended December 31, 2018 from $145,000 for the three months ended December 31, 2017, as a result of our experiencing lower charge-offs on other real estate owned properties during the 2018 period.

Income Tax Expense. We recognized no income tax expense or benefit for the six months ended December 31, 2018 or 2017.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Six Months Ended December 31,
	2018			2017
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Interest-earning assets:
Loans	$261,640,186	$5,860,134	4.48%	$259,703,409	$5,679,824	4.37%
Securities	20,932,840	296,710	2.83%	20,672,037	280,965	2.72%
Federal Home Loan Bank stock	2,020,645	49,173	4.87%	1,053,784	8,993	1.71%
Other	1,410,023	13,355	1.89%	1,842,904	9,138	0.99%
Total interest-earning assets	286,003,694	6,219,372	4.35%	283,272,134	5,978,920	4.22%
Non-interest-earning assets	19,995,317			20,547,494
Total assets	$305,999,011			$303,819,628

Interest-bearing liabilities:
Demand deposits	$46,597,127	$14,012	0.06%	$46,667,329	$14,040	0.06%
Savings and NOW deposits	83,024,688	34,907	0.08%	87,534,460	38,748	0.09%
Certificates of deposit	93,838,349	674,405	1.44%	112,581,996	526,699	0.94%
Total interest-bearing deposits	223,460,164	723,324	0.65%	246,783,785	579,487	0.47%
Borrowings	43,605,520	508,032	2.33%	19,031,953	124,376	1.31%
Other	583	-	0.00%	910	-	0.00%
Total interest-bearing liabilities	267,066,267	1,231,356	0.92%	265,816,648	703,863	0.53%
Non-interest-bearing liabilities	24,944,728			24,080,555
Total liabilities	292,010,995			289,897,203
Total equity	13,988,016			13,922,425
Total liabilities and equity	$305,999,011			$303,819,628
Net interest income		$4,988,016			$5,275,057
Net interest rate spread (2)			3.43%			3.69%
Net interest-earning assets (3)	$18,937,427			$17,455,486
Net interest margin (4)			3.49%			3.72%
Average interest-earning assets to interest-bearing liabilities	107.09%			106.57%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilites.
(3)	Net interest-earning assts represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At December 31, 2018, we had an $82.1 million line of credit with the Federal Home Loan Bank of Chicago, and had $52.1 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $3.2 million, $(1.4) million and $4.6 million for the six months ended December 31, 2018, the nine months ended June 30, 2018 and the year ended September 30, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $(69) thousand, $4.2 million and $9.4 million for the six months ended December 31, 2018, the nine months ended June 30, 2018 and the year ended September 30, 2017, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and borrowings, was $(3.8) million, $6.0 million and $5.5 million for the for the six months ended December 31, 2018, the nine months ended June 30, 2018 and the year ended September 30, 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience, current pricing strategy and regulatory restrictions, we anticipate that a substantial portion of maturing time deposits will be retained, and that we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

At December 31, 2018, The Equitable Bank was classified as “adequately capitalized” for regulatory capital purposes.

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk has not materially changed from June 30, 2018.

Item 4	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating in an effective manner.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1	Legal Proceedings.

In the ordinary course of business, there are legal proceedings against the Company and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Company.

Item 1A	Risk Factors.

Not applicable as the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable as the reorganization has not been completed as of the date of this Form 10-Q.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the TEB Bancorop Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP INC.

Date:	March 28, 2019	By:	/s/ John P. Matter
John P. Matter, President and Chief Executive Officer

Date:	March 28, 2019	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, Executive Vice President, Chief Operating Officer and Chief Financial Officer

