Form 10-Q
period 2019-03-31
TEB Bancorp, Inc.
filed 2019-05-15
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-56049

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

YES ☒   NO ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

As of May 14, 2019, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

EXPLANATORY NOTE

TEB Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), has been formed to serve as the holding company for The Equitable Bank, S.S.B. and subsidiaries (the “Bank”) as part of the Bank’s reorganization to the mutual holding company form of organization. As of March 31, 2019, the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, unaudited financial and other information of the Bank is included in this quarterly report on Form 10-Q.

On April 30, 2019, the Bank completed the reorganization into the mutual holding company structure, and the related stock offering of TEB Bancorp, Inc. (the “Company”), the Bank’s new holding company.  As a result of the reorganization, the Bank has become a wholly-owned subsidiary of the Company, the Company has issued and sold 49.9% of its outstanding shares in its stock offering, and the Company has issued 50.1% of its outstanding shares to TEB MHC, which is the Company’s mutual holding company.

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

Part I Financial Information

Item 1 Financial Statements

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2019 (Unaudited) and June 30, 2018

	March 31, 2019	June 30, 2018
ASSETS
Cash and due from banks	$3,705,862	$4,698,851
Federal funds sold	202,032	1,435,295
Cash and cash equivalents	3,907,894	6,134,146

Interest bearing deposits in banks	445,913	157,459
Available for sale securities - stated at fair value	21,464,540	20,906,087
Loans, less allowance for loan losses of $1,288,040 and
$1,324,159 at March 31, 2019 and June 30, 2018, respectively	261,237,763	263,998,800
Loans held for sale	1,751,276	6,416,385
Other real estate owned, net	4,027,747	3,957,133
Premises and equipment, net	8,018,202	8,252,426
Federal Home Loan Bank stock	2,209,500	2,070,000
Accrued interest receivable and other assets	2,534,109	1,531,606

TOTAL ASSETS	$305,596,944	$313,424,042

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Demand	$70,156,783	$64,528,259
Savings and NOW	84,223,553	81,998,195
Certificates of Deposit	87,331,263	97,937,026
Total Deposits	241,711,599	244,463,480
Federal Home Loan Bank borrowings	45,100,000	46,000,000
Advance payments by borrowers for property taxes and insurance	1,875,110	3,677,434
Accrued interest payable and other liabilities	2,867,616	5,180,996
Total Liabilities	291,554,325	299,321,910

EQUITY
Retained earnings	15,840,975	16,309,708
Accumulated other comprehensive loss	(1,798,356)	(2,207,576)
Total Equity	14,042,619	14,102,132

TOTAL LIABILITIES AND EQUITY	$305,596,944	$313,424,042

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2019 and 2018 (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,925,560	$2,693,463	$8,785,694	$8,373,287
Interest and dividends on investment securities	183,775	153,171	529,658	443,129
Interest on federal funds sold	8,375	4,035	20,468	10,541
Interest on deposits in banks	831	637	2,093	3,268
Total Interest Income	3,118,541	2,851,306	9,337,913	8,830,225

INTEREST EXPENSE
Interest on deposits	378,016	287,828	1,101,341	867,316
Interest on other borrowings	155	-	255	-
Interest on Federal Home Loan Bank borrowings	346,062	119,637	853,994	244,013
Total Interest Expense	724,233	407,465	1,955,590	1,111,329

Net interest income before provision for loan losses	2,394,308	2,443,841	7,382,323	7,718,896
Provision for loan losses	-	425,000	-	425,000
Net interest income after provision for loan losses	2,394,308	2,018,841	7,382,323	7,293,896

NON-INTEREST INCOME
Service fees on deposits	107,239	104,747	351,739	338,130
Service fees on loans	37,738	57,831	193,936	157,138
Gain on sales of mortgage loans	260,813	250,154	882,595	1,058,672
Income on sale of uninsured products	80,823	69,559	222,733	222,383
Gain on sale of other real estate owned	-	-	-	71,194
Other income	10,070	9,352	26,578	26,335
Total Non-Interest Income	496,683	491,643	1,677,581	1,873,852

NON-INTEREST EXPENSES
Compensation and benefits	1,851,693	1,929,935	5,493,052	5,670,733
Occupancy	501,947	476,897	1,466,062	1,400,638
Advertising	49,176	90,270	212,755	255,810
Data processing services	310,542	286,130	911,074	888,818
FDIC assessment	116,008	118,600	352,728	355,278
Net loss on and cost of operations of other real estate owned	46,832	37,216	136,716	181,840
Insurance expense	41,625	39,608	125,441	118,425
Professional fees	52,500	18,750	155,489	56,250
Other expenses	202,101	233,983	675,320	699,543
Total Non-Interest Expenses	3,172,424	3,231,389	9,528,637	9,627,335

Loss before income taxes	(281,433)	(720,905)	(468,733)	(459,587)
Income tax benefit	-	(61,178)	-	(61,178)

NET LOSS	$(281,433)	$(659,727)	$(468,733)	$(398,409)

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended March 31, 2019 and 2018 (Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018

Net loss	$(281,433)	$(659,727)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	308,255	(275,077)
Tax effect	-	-
Reclassification adjustment for gains included in net income	-	-
Change in pension obligation, net of tax	-	110,670
Other comprehensive income (loss), net of tax	308,255	(164,407)
COMPREHENSIVE INCOME (LOSS)	$26,822	$(824,134)

	For the nine months ended
	March 31, 2019	March 31, 2018

Net loss	$(468,733)	$(398,409)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	409,220	(463,521)
Tax effect	-	-
Reclassification adjustment for gains included in net income	-	-
Change in pension obligation, net of tax	-	488,594
Other comprehensive income, net of tax	409,220	25,073
COMPREHENSIVE LOSS	$(59,513)	$(373,336)

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended March 31, 2019 and 2018 (Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total

BALANCES - June 30, 2017	$16,221,847	$(2,341,018)	$13,880,829
Net loss	(398,409)		(398,409)
Other comprehensive income		25,073	25,073
BALANCES - March 31, 2018	15,823,438	(2,315,945)	13,507,493

BALANCES - June 30, 2018 (audited)	$16,309,708	$(2,207,576)	$14,102,132
Net loss	(468,733)		(468,733)
Other comprehensive income		409,220	409,220
BALANCES - March 31, 2019	$15,840,975	$(1,798,356)	$14,042,619

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2019 and 2018 (Unaudited)

	For the Nine months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(468,733)	$(398,409)
Adjustments to reconcile net loss to net cash flows from
operating activities
Provision for loan losses	-	425,000
Depreciation	414,877	384,615
Amortization and accretion	62,485	55,882
Origination of mortgage loans held for sale	(62,597,025)	(85,472,061)
Proceeds from sales of mortgage loans held for sale	68,144,729	87,914,333
Gain on sale of mortgage loans held for sale	(882,595)	(1,058,672)
(Gain) loss on sale of other real estate owned, net	24,848	(21,593)
Changes in assets and liabilities:
Accrued interest payable and other liabilities	(2,313,380)	(630,826)
Accrued interest receivable and other assets	(1,002,503)	1,200,226
Net cash flows provided by operating activities	1,382,703	2,398,495
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	438,282	508,557
Purchase of securities available for sale	(650,000)	(980,000)
Change in loans	2,342,188	6,393,409
Purchase of FHLB stock	(139,500)	(443,000)
Change in interest bearing deposits in banks	(288,454)	(165,147)
Proceeds from sale of other real estate owned	323,387	719,456
Purchase of premises and equipment, net	(180,653)	(149,518)
Net cash flows provided by investing activities	1,845,250	5,883,757
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,751,881)	(29,301,594)
FHLB advance proceeds	485,450,000	262,050,000
FHLB advance repayments	(486,350,000)	(239,650,000)
Change in advance payments by borrowers for
property taxes and insurance	(1,802,324)	(1,962,827)
Net cash flows used in financing activities	(5,454,205)	(8,864,421)
Net Change in Cash and Cash Equivalents	(2,226,252)	(582,169)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,134,146	6,550,622
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,907,894	$5,968,453

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,098,418	$836,835
Loans transferred to other real estate owned	418,849	349,983

See accompanying notes to condensed consolidated financial statements.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

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

The interim condensed consolidated financial statements as of March 31, 2019, and for the three and nine months ended March 31, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three and nine months ended March 31, 2019, are not necessarily indicative of the results to be achieved for the year ending June 30, 2019 or any other period.

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The condensed consolidated financial statements had been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Non-compliance with the regulatory Consent Order due to low levels of capital raised a substantial doubt about the ability of the Bank to continue as a going concern. Management has a plan to pursue reorganization to a mutual holding company and sell a minority share of the stock to the public which will increase capital levels. The Bank believes it has corrected all outstanding issues other than the low capital levels and returning to profitability. If the Bank is unable to achieve compliance with requirements of the Consent Order, the FDIC or WDFI could force a sale, liquidation, or federal conservatorship or receivership of the Bank. See Note 12 “Regulatory Capital Requirements” for additional information.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ongoing liquidity is needed to meet the financial obligations that arise in the ordinary course of business.  Our primary needs for liquidity are to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities.  We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank.  At March 31, 2019, we had a $100.3 million line of credit with the Federal Home Loan Bank of Chicago, and had $45.1 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

NOTE 2 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”s) to the FASB Accounting Standards Codification (“ASC”). This section provides a summary description of recent ASUs that management expects may have an impact on the consolidated financial statements issued in the near future. Pursuant to final approvals with respect to the mutual holding reorganization, as discussed in Note 13, the Company will be classified as an emerging growth company and will elect to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. Effective dates reflect this election.

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company is currently in the process of reviewing this ASU to determine whether the modifications within will be adopted prior to the effective date. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact to the financial statements is expected.

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

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

Impaired Loans The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Bank records the impaired loan as a non-recurring Level 3 valuation. At March 31, 2019 and June 30, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5-15% for selling costs.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Bank records the repossessed asset as a non-recurring Level 3 valuation. At March 31, 2019 and June 30, 2018 substantially all of the Other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5-15% for selling costs.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The following tables set forth, by level within the fair value hierarchy, the Bank's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2019 and June 30, 2018, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Bank's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total

Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$20,021,450	$-	$20,021,450
Mortgage-backed securities	-	1,116,026	-	1,116,026
Certificates of deposit	-	327,064	-	327,064
Total	$-	$21,464,540	$-	$21,464,540

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$19,426,437	$-	$19,426,437
Mortgage-backed securities	-	1,157,941	-	1,157,941
Certificates of deposit	-	321,709	-	321,709
Total	$-	$20,906,087	$-	$20,906,087

Fair value of level 3 assets measured on a recurring basis is determined based upon financial models using primarily unobservable inputs. The Bank had no level 3 assets as of March 31, 2019 or June 30, 2018.

Assets measured at fair value on non-recurring basis:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total

Impaired loans	$-	$-	$275,673	$275,673
Other real estate owned, net	-	-	4,027,747	4,027,747
Total	$-	$-	$4,303,420	$4,303,420

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total

Impaired loans	$-	$-	$140,765	$140,765
Other real estate owned, net	-	-	3,957,133	3,957,133
Total	$-	$-	$4,097,898	$4,097,898

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The estimated fair values of financial instruments are as follows:

	March 31, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

FINANCIAL ASSETS
Cash and cash equivalents	$3,907,894	$3,907,894	$6,134,146	$6,134,146
Interest bearing deposits in banks	$445,913	$445,913	$157,459	$157,459
Available for sale securities	$21,464,540	$21,464,540	$20,906,087	$20,906,087
Loans	$261,237,763	$255,193,763	$263,998,800	$256,952,400
Loans held for sale	$1,751,276	$1,751,276	$6,416,385	$6,416,385
Federal Home Loan Bank stock	$2,209,500	$2,209,500	$2,070,000	$2,070,000
Accrued interest receivable	$1,090,833	$1,090,833	$879,292	$879,292
FINANCIAL LIABILITIES
Deposits	$241,711,599	$221,489,599	$244,463,480	$220,870,600
Federal Home Loan Bank borrowings	$45,100,000	$45,100,000	$46,000,000	$46,000,000
Accrued interest payable	$97,585	$97,585	$93,053	$93,053

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

Federal Home Loan Bank borrowings – The carrying amount approximates fair value and is categorized in level 2 of the fair value hierarchy.

Accrued interest payable – The carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

The estimated fair value of fee income on letters of credit at March 31, 2019 and June 30, 2018 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2019 and June 30, 2018.

NOTE 4 – Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank is based upon a percentage of deposits. These requirements approximated $1,740,000 at March 31, 2019 and $1,439,000 at June 30, 2018.

NOTE 5 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$20,068,626	$76,714	$123,890	$20,021,450
Mortgage-backed securities	1,089,733	26,293	-	1,116,026
Certificates of deposit	330,000	-	2,936	327,064
	$21,488,359	$103,007	$126,826	$21,464,540

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$19,846,714	$3,291	$423,568	$19,426,437
Mortgage-backed securities	1,162,412	-	4,471	1,157,941
Certificates of deposit	330,000	-	8,291	321,709
	$21,339,126	$3,291	$436,330	$20,906,087

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The following tables present the portion of the Bank's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2019 (Unaudited)
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of states and political subdivisions	$-	$-	$9,776,744	$123,890	$9,776,744	$123,890
Mortgage-backed	-	-	-	-	-	-
Certificates of deposit	-	-	327,064	2,936	327,064	2,936
	$-	$-	$10,103,808	$126,826	$10,103,808	$126,826

Management does not believe any individual unrealized loss as of March 31, 2019 represents other than temporary impairment. The Bank holds $9,776,744, comprised of 44 securities, in obligations of states and political subdivisions and $327,064, comprised of two certificates of deposit, at March 31, 2019 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The amortized cost and fair value of available for sale securities as of March 31, 2019 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value

Due in one year or less	$1,532,911	$1,532,147
Due after one year through 5 years	8,256,785	8,247,576
Due after 5 years through 10 years	9,704,229	9,647,740
Due after 10 years	904,701	921,051
Subtotal	20,398,626	20,348,514
Mortgage backed
Due after one year through 5 years	522,584	535,755
Due after 5 years through 10 years	567,149	580,271
Total	$21,488,359	$21,464,540

During the three and nine months ended March 31, 2019 and 2018, the Bank did not sell any available for sale securities. The Bank pledged $7,555,000 and $7,410,000 of available for sale securities at March 31, 2019 and June 30, 2018, respectively, as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	March 31, 2019	June 30, 2018
Construction, Land, Development	$3,316,605	$4,845,372
1-4 family owner occupied	123,505,942	122,598,962
1-4 family non-owner occupied	21,031,234	23,836,875
Multifamily	74,684,437	71,100,731
Commercial owner occupied	8,639,629	7,351,591
Commercial non-owner occupied	20,904,832	24,211,269
Consumer & Installment Loans	10,443,124	11,378,159

Total Loans	262,525,803	265,322,959
Less:
Allowance for loan losses	(1,288,040)	(1,324,159)

Loans, net	$261,237,763	$263,998,800

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

Non-performing loans are as follows:

	March 31, 2019	June 30, 2018

Nonaccrual Loans	$1,290,301	$1,444,404
Total non-performing loans	$1,290,301	$1,444,404

Restructured loans, accruing	$-	$-
Total Impaired Loans	$1,290,301	$1,444,404

Impaired loans are as follows as of and for the following periods ended:

March 31, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$70,608	$-	$-	$196,135	$-	$116,420	$383,163
Unpaid principal balance	-	70,608	-	-	196,135	-	116,420	383,163
Related allowance	-	5,325	-	-	45,768	-	56,397	107,490

With no related allowance recorded
Recorded investment	$-	$899,537	$-	$-	$-	$-	$7,601	$907,138
Unpaid principal balance	-	899,537	-	-	-	-	7,601	907,138
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$970,145	$-	$-	$196,135	$-	$124,021	$1,290,301
Unpaid principal balance	-	970,145	-	-	196,135	-	124,021	1,290,301
Related allowance	-	5,325	-	-	45,768	-	56,397	107,490

Three Months Ended March 31, 2019
Average recorded balance	$-	$965,358	$11,496	$-	$196,135	$-	$131,445	$1,304,434

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	-	1,386	18	-	-	-	1,070	2,474
Total interest on impaired loans	$-	$1,386	$18	$-	$-	$-	$1,070	$2,474

Nine Months Ended March 31, 2019
Average recorded balance	$14,562	$801,528	$23,533	$-	$196,718	$-	$134,855	$1,171,196

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	3,531	16,449	367	-	3,162	-	2,244	25,753
Total interest on impaired loans	$3,531	$16,449	$367	$-	$3,162	$-	$2,244	$25,753

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$95,214	$-	$198,829	$-	$62,687	$356,730
Unpaid principal balance	-	-	95,214	-	198,829	-	62,687	356,730
Related allowance	-	-	35,678	-	117,600	-	62,687	215,965

With no related allowance recorded
Recorded investment	$87,371	$924,135	$-	$-	$-	$-	$76,168	$1,087,674
Unpaid principal balance	87,371	924,135	-	-	-	-	76,168	1,087,674
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$87,371	$924,135	$95,214	$-	$198,829	$-	$138,855	$1,444,404
Unpaid principal balance	87,371	924,135	95,214	-	198,829	-	138,855	1,444,404
Related allowance	-	-	35,678	-	117,600	-	62,687	215,965

Average recorded balance	$43,686	$893,915	$95,214	$-	$201,399	$234,590	$117,420	$1,586,224

Interest income recognized while impaired	$-	$-	$-	$-	$-	$14,924	$-	$14,924
Interest income recognized on a cash basis while impaired	-	14,037	-	-	8,346	-	1,287	23,670
Total interest on impaired loans	$-	$14,037	$-	$-	$8,346	$14,924	$1,287	$38,594

March 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$95,214	$-	$200,183	$-	$62,950	$358,347
Unpaid principal balance	-	-	95,214	-	200,183	-	62,950	358,347
Related allowance	-	-	35,234	-	124,429	-	62,950	222,613

With no related allowance recorded
Recorded investment	$87,371	$768,045	$-	$-	$-	$-	$10,704	$866,120
Unpaid principal balance	87,371	768,045	-	-	-	-	10,704	866,120
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$87,371	$768,045	$95,214	$-	$200,183	$-	$73,654	$1,224,467
Unpaid principal balance	87,371	768,045	95,214	-	200,183	-	73,654	1,224,467
Related allowance	-	-	35,234	-	124,429	-	62,950	222,613

Three Months Ended March 31, 2018
Average recorded balance	$43,686	$803,653	$95,214	$-	$201,625	$-	$80,881	$1,225,059

Interest income recognized while impaired	$-	$-	$-	$-	$-	$14,924	$-	$14,924
Interest income recognized on a cash basis while impaired	-	4,334	-	-	5,501	-	472	10,307
Total interest on impaired loans	$-	$4,334	$-	$-	$5,501	$14,924	$472	$25,231

Nine Months Ended March 31, 2018
Average recorded balance	$14,562	$995,927	$95,214	$-	$202,586	$705,226	$135,876	$2,149,391

Interest income recognized while impaired	$-	$-	$-	$-	$-	$29,941	$-	$29,941
Interest income recognized on a cash basis while impaired	-	15,144	-	-	5,528	-	719	21,391
Total interest on impaired loans	$-	$15,144	$-	$-	$5,528	$29,941	$719	$51,332

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

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

The following is a summary of loans by risk rating:

March 31, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non- Owner Occupied	Consumer & Installment	Total
Pass	$3,316,605	$122,535,797	$21,031,234	$74,684,437	$8,254,548	$14,614,152	$10,319,103	$254,755,876
Special Mention	-	-	-	-	188,946	6,290,680	-	6,479,626
Substandard	-	970,145	-	-	196,135	-	124,021	1,290,301
REJ	-	-	-	-	-	-	-	-
Total	$3,316,605	$123,505,942	$21,031,234	$74,684,437	$8,639,629	$20,904,832	$10,443,124	$262,525,803

June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non- Owner Occupied	Consumer & Installment	Total
Pass	$4,758,001	$121,674,827	$23,001,683	$70,755,990	$7,152,762	$13,952,614	$11,239,304	$252,535,181
Special Mention	-	-	739,978	344,741	-	10,258,655	-	11,343,374
Substandard	87,371	446,352	-	-	198,829	-	138,855	871,407
REJ	-	477,783	95,214	-	-	-	-	572,997
Total	$4,845,372	$122,598,962	$23,836,875	$71,100,731	$7,351,591	$24,211,269	$11,378,159	$265,322,959

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The following is a summary of past due loans:

March 31, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
30-59 days, accruing	$-	$1,583,412	$2,101	$108,003	$-	$-	$47,253	$1,740,769
60-89 days, accruing	-	363,873	-	-	-	-	53,391	417,264
90 days & over or nonaccrual	-	970,145	-	-	196,135	-	124,021	1,290,301
Total	$-	$2,917,430	$2,101	$108,003	$196,135	$-	$224,665	$3,448,334

June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
30-59 days, accruing	$75,058	$2,074,976	$-	$-	$-	$-	$91,075	$2,241,109
60-89 days, accruing	-	-	-	-	-	-	-	-
90 days & over or nonaccrual	87,371	924,135	95,214	-	198,829	-	138,855	1,444,404
Total	$162,429	$2,999,111	$95,214	$-	$198,829	$-	$229,930	$3,685,513

Certain directors and executive officers of the Bank, and their related interests, had loans outstanding in the aggregate amounts of $1,050,336 and $1,080,125 at March 31, 2019 and June 30, 2018, respectively.

Troubled Debt Restructurings (“TDRs”) involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were no new TDRs during the nine months ending March 31, 2019. There were also no TDRs that defaulted during the period that were modified within the previous nine months as of March 31, 2019. There were no TDRs as of March 31, 2019 and June 30, 2018. There was one accruing commercial non-owner occupied property in the amount of $1,407,541 that transferred out of TDR status for the nine months ending June 30, 2018.

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and nine months ended March 31, 2019 and 2018 and June 30, 2018:

	Three Months ended March 31, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 12/31/18	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Charge-offs	-	-	-	-	-	-	(13,599)	-	(13,599)
Recoveries	-	6,327	-	-	-	-	300	-	6,627
Provision	97	34,416	(2,035)	923	(71,633)	(126,924)	(25,526)	190,682	-
Balance at 3/31/19	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040

	Nine Months ended March 31, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 7/1/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	-	-	(44,534)	-	-	-	(15,809)	-	(60,343)
Recoveries	-	23,110	-	-	-	-	1,114	-	24,224
Provision	(1,441)	36,183	(20)	40,926	(69,251)	(170,482)	(14,518)	178,603	-
Balance at 3/31/19	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040
Allowance
Ending balance individually evaluated for impairment	$-	$5,325	$-	$-	$45,768	$-	$56,397	$-	$107,490
Ending balance collectively evaluated for impairment	3,317	61,268	26,499	112,027	16,887	754,873	12,486	193,193	1,180,550
Ending balance	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040
Loans
Ending balance individually evaluated for impairment	$-	$970,145	$-	$-	$196,135	$-	$124,021	$-	$1,290,301
Ending balance collectively evaluated for impairment	3,316,605	122,535,797	21,031,234	74,684,437	8,443,494	20,904,832	10,319,103	-	261,235,502
Total loans	$3,316,605	$123,505,942	$21,031,234	$74,684,437	$8,639,629	$20,904,832	$10,443,124	$-	$262,525,803
Less allowance	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040
Total	$3,313,288	$123,439,349	$21,004,735	$74,572,410	$8,576,974	$20,149,959	$10,374,241	$(193,193)	$261,237,763

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 1/1/18	$103,473	$43,774	$100,746	$61,852	$145,225	$752,696	$139,219	$516,745	$1,863,730
Charge-offs	-	-	-	-	-	(979,468)	(1,327)	-	(980,795)
Recoveries	-	9,282	-	-	-	-	300	-	9,582
Provision	(51,063)	(42,583)	(35,331)	4,152	(3,612)	1,084,629	(38,546)	(492,646)	425,000
Balance at 3/31/18	$52,410	$10,473	$65,415	$66,004	$141,613	$857,857	$99,646	$24,099	$1,317,517

	Nine Months Ended March 31, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 7/1/17	$61,537	$139,254	$243,835	$59,465	$160,772	$749,586	$136,407	$350,356	$1,901,212
Charge-offs	-	(62,289)	-	-	-	(1,007,968)	(2,766)	-	(1,073,023)
Recoveries	33,064	22,919	-	-	-	7,000	1,345	-	64,328
Provision	(42,191)	(89,411)	(178,420)	6,539	(19,159)	1,109,239	(35,340)	(326,257)	425,000
Balance at 3/31/18	$52,410	$10,473	$65,415	$66,004	$141,613	$857,857	$99,646	$24,099	$1,317,517
Allowance
Ending balance individually evaluated for impairment	$-	$-	$35,234	$-	$124,429	$-	$62,950	$-	$222,613
Ending balance collectively evaluated for impairment	52,410	10,473	30,181	66,004	17,184	857,857	36,696	24,099	1,094,904
Ending balance	$52,410	$10,473	$65,415	$66,004	$141,613	$857,857	$99,646	$24,099	$1,317,517
Loans
Ending balance individually evaluated for impairment	$87,371	$768,045	$95,214	$-	$200,183	$-	$73,654	$-	$1,224,467
Ending balance collectively evaluated for impairment	3,555,610	116,363,017	22,356,203	66,004,366	8,592,153	23,154,031	12,031,626	-	252,057,006
Total loans	$3,642,981	$117,131,062	$22,451,417	$66,004,366	$8,792,336	$23,154,031	$12,105,280	$-	$253,281,473
Less allowance	$52,410	$10,473	$65,415	$66,004	$141,613	$857,857	$99,646	$24,099	$1,317,517
Total	$3,590,571	$117,120,589	$22,386,002	$65,938,362	$8,650,723	$22,296,174	$12,005,634	$(24,099)	$251,963,956

NOTE 7 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the consolidated financial statements, was $2,667,946 and $1,863,097 at March 31, 2019 and June 30, 2018, respectively. The Bank maintained custodial balances in the amount of $0 and $6,471 at March 31, 2019 and June 30, 2018, respectively, in connection with the foregoing loan servicing.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

NOTE 8 – Borrowings

Borrowings consist of the following:

	March 31, 2019	June 30, 2018
FHLB variable rate advance (2.01% as of June 30, 2018)	$-	$4,100,000
FHLB fixed rate advance (1.73-2.04%, matures July 2018)	-	17,900,000
FHLB fixed rate advance (2.07-2.09%, matures August 2018)	-	5,000,000
FHLB fixed rate advance (2.12%, matures September 2018)	-	9,000,000
FHLB fixed rate advance (2.15%, matures October 2018)	-	5,000,000
FHLB fixed rate advance (2.22%, matures November 2018)	-	5,000,000
FHLB fixed rate advance (2.56-2.61%, matures April 2019)	36,400,000	-
FHLB fixed rate advance (2.65%, matures July 2019)	8,700,000	-
	$45,100,000	$46,000,000

The Bank has a master contract agreement with the Federal Home Loan Bank (“FHLB”), which provides for borrowing up to the maximum $100,336,556 at March 31, 2019. The FHLB provides both fixed and floating rate advances. The Bank has an open line of credit with the FHLB with a variable interest rate. There were $0 and $4.1 million outstanding advances on the open line of credit as of March 31, 2019 and June 30, 2018, respectively.

Additionally, the Bank had $45,100,000 and $41,900,000 outstanding in term advances at March 31, 2019 and June 30, 2018, respectively. The advances are collateralized by a security agreement pledging a portion of the Bank's real estate mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000, at March 31, 2019 and June 30, 2018. There were no amounts outstanding as of March 31, 2019 or June 30, 2018.

NOTE 9 – Income Taxes

The Bank recognized no income tax expense for the three and nine months ended March 31, 2019.  Comparatively, this is the first fiscal year of interim consolidated financial statements prepared for the Bank in current form, so management is unable to estimate the tax expense attributed to the three and nine month periods ended March 31, 2018.  However, a tax benefit of $425,000 was recognized for the fiscal year ending June 30, 2018 primarily as a result of changes in the adoption of the Tax Cut and Jobs Act of 2017 allowing Alternative Minimum Tax credits to be refundable and a true up of prior period tax payable balances.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270.  The primary difference between the statutory tax rate and the effective rate for the period ending March 31, 2019 would be the anticipated change in valuation allowance.  Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.  All applicable impacts of the Tax Cut and Jobs Act have been reflected in the adopted period of fiscal year ending June 30, 2018.

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

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its consolidated balance sheet.

Comparatively, this is the first interim consolidated financial statement prepared for the Bank in current form, so management is unable to estimate the pension expense attributed to the three or nine month periods ended March 31, 2018.  The Bank recognized pension income of $30,000 for the three months ended and $93,555 for the nine months ended March 31, 2019.

The Bank has a valuation of the Plan completed at fiscal year ending June 30, therefore, there is not a change in pension obligation shown in the condensed consolidated statements of comprehensive income (loss) or in the condensed consolidated statements of changes in equity as of March 31, 2019.

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

A summary of the contract or notional amount of the Bank's exposure to off-balance-sheet risk is as follows:

	March 31, 2019	June 30, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$18,142,736	$18,708,308
Sold loan commitments	19,494,809	17,437,885
Credit card commitments	643,265	639,878

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

As of March 31, 2019 and June 30, 2018, the Bank does not engage in the use of interest rate swaps, futures or option contracts.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

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

As of March 31, 2019 and June 30, 2018, the Bank was categorized as adequately capitalized. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table. As of March 31, 2019 and June 30, 2018, the Bank did not meet all capital adequacy requirements to which it was subject under the Consent Order. Management submits a capital plan and annual budget to the regulatory agency in response to the capital levels of the Bank. The most recent budget submitted was as of January 1, 2019.

On September 6, 2018, the Board of Directors of the Bank adopted a plan to pursue reorganization to a mutual holding company and sell a minority share of the stock to the public in order to increase capital levels. For more information, see Note 13.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, and the requirements of the Consent Order, as of March 31, 2019 and June 30, 2018. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in to 2.50% effective January 1, 2019. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

THE EQUITABLE BANK, S.S.B. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 (unaudited) and June 30, 2018 and for the Three and Nine Months Ended

March 31, 2019 and 2018 (Unaudited)

					To be Capitalized
			For Capital Adequacy		In Accordance with
	Actual		Purposes		the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2019 (unaudited)
Total capital (to risk weighted assets)	$17,129,015	8.82%	$15,533,119	8.00%	$23,299,679	12.00%
Tier 1 capital (to risk weighted assets)	15,840,975	8.16%	11,649,839	6.00%	15,533,119	8.00%
Common Equity Tier 1 (to risk weighted assets)	15,840,975	8.16%	8,737,380	4.50%	15,533,119	8.00%
Tier 1 capital (to average assets)	15,840,975	5.21%	12,164,148	4.00%	24,328,295	8.00%

As of June 30, 2018
Total capital (to risk weighted assets)	$17,633,868	8.90%	$15,858,418	8.00%	$23,787,627	12.00%
Tier 1 capital (to risk weighted assets)	16,309,708	8.23%	11,893,813	6.00%	15,858,418	8.00%
Common Equity Tier 1 (to risk weighted assets)	16,309,708	8.23%	8,920,360	4.50%	15,858,418	8.00%
Tier 1 capital (to average assets)	16,309,708	5.46%	11,940,144	4.00%	23,880,287	8.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At March 31, 2019 and June 30, 2018, the Bank’s net worth was approximately $14,042,619 and $14,102,132 or 4.6% and 4.5% of total assets, respectively, which falls below the state of Wisconsin’s minimum net worth requirements.

NOTE 13 – Plan of Reorganization and Change in Corporate Form

On September 6, 2018, the Board of Directors of the Bank adopted a Plan of Reorganization from a Mutual Savings Bank to a Mutual Holding Company (the “Reorganization”). The Reorganization has the approval of the Board of Governors of the Federal Reserve System, the WDFI and the FDIC and was approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting was held on April 3, 2019. Pursuant to the Reorganization, the Bank proposes to reorganize into a mutual holding company form of ownership. The Bank will convert to a stock savings bank and issue all of its outstanding stock to a new holding company, which will be named TEB Bancorp, Inc. Pursuant to the Reorganization, the new holding company will sell stock to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. TEB Bancorp, Inc. will be organized as a Maryland corporation and will offer 49.9% of its common stock to be outstanding to the Bank’s eligible members and certain other persons. TEB MHC will be organized as a Wisconsin mutual holding company and will own 50.1% of the common stock of TEB Bancorp, Inc. to be outstanding upon completion of the reorganization and stock offering.

As part of the reorganization, the Bank changed the fiscal year end from September 30 to June 30.

The costs of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the reorganization is unsuccessful, all deferred costs will be charged to operations. As of March 31, 2019, $985,138 of reorganization costs had been incurred.

NOTE 14 – Subsequent Events

On April 30, 2019, the Bank completed the reorganization into the mutual holding company structure, and the related stock offering of TEB Bancorp, Inc. (the “Company”), the Bank’s new holding company.  As a result of the reorganization, the Bank has become a wholly-owned subsidiary of the Company, the Company has issued and sold 49.9% of its outstanding shares in its stock offering, and the Company has issued 50.1% of its outstanding shares to TEB MHC, which is the Company’s mutual holding company.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at March 31, 2019 and June 30, 2018 and for the three and nine months ended March 31, 2019 and 2018 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2018 is derived from the audited financial statements of The Equitable Bank. The information as of March 31, 2019 and for the three and nine months ended March 31, 2019 and 2018 is derived from unaudited financial statements of The Equitable Bank and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the nine months ended June 30, 2018 and for the year ended September 30, 2017. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2019.

Recent Events

On April 30, 2019, the Bank completed the reorganization into the mutual holding company structure, and the related stock offering of the Company, the Bank’s new holding company.  As a result of the reorganization, the Bank has become a wholly-owned subsidiary of the Company, the Company has issued and sold 49.9% of its outstanding shares in its stock offering, and the Company has issued 50.1% of its outstanding shares to TEB MHC, which is the Company’s mutual holding company. A total of 1,309,547 shares of common stock were issued in the subscription and community offerings at a price of $10.00 per share.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total assets decreased $7.8 million, or 2.5%, to $305.6 million at March 31, 2019 from $313.4 million at June 30, 2018. The decrease in assets related primarily to decreases in loans held for sale and cash and cash equivalents.

Cash and cash equivalents decreased $2.2 million, or 36.3%, to $3.9 million at March 31, 2019 from $6.1 million at June 30, 2018. This fluctuation in cash and cash equivalents is a normal part of business operations.

Loans held for sale decreased $4.7 million, or 72.7%, to $1.8 million at March 31, 2019 from $6.4 million at June 30, 2018. We currently sell a majority of the fixed-rate one- to four-family residential real estate loans that we originate. The balances at any month end vary based on the timing and volume of loan originations and sales. The purchase market can be somewhat seasonal.

Net loans held for investment decreased $2.8 million, or 1.1%, to $261.2 million at March 31, 2019 from $264 million at June 30, 2018. We also had decreases in one- to four-family non-owner occupied residential real estate loans of $2.8 million or 11.8% to $21.0 at March 31, 2019 from $23,8 million, and in commercial real estate loans of $2.0 million, or 6.4%, to $29.6 million at March 31, 2019 from $31.6 million at June 30, 2018. We also experienced a decrease in construction, land and development loans of $1.5 million, or 31.6%, to $3.3 million at March 31, 2019 from $4.8 million at June 30, 2018. The decrease in construction loans resulted from the completion of a construction project and the related $2.0 million loan being converted to permanent financing. The decrease in one- to four-family non-owner occupied residential real estate loans is due to property sales on the underlying collateral. The decrease in commercial real estate loans was primarily related to non-owner occupied commercial real estate loans; we have limited our originations of these types of loans in recent years. Multifamily residential real estate loans increased $3.6 million, or 5.0%, to $74.7 million at March 31, 2019 from $71.1 million at June 30, 2018, and one- to four-family owner-occupied residential real estate loans increased $907,000, or 0.7%, to $123.5 million at March 31, 2019 from $122.6 million at June 30, 2018. The increase in multifamily residential real estate loans resulted from our continued focus on originating these types of loans.

Available-for-sale securities remained relatively unchanged, totaling $21.5 million at March 31, 2019 and $20.9 million at June 30, 2018. In recent periods, we have invested excess cash in higher-yielding loans instead of lower-yielding securities as we have been able to grow our loan portfolio.

Total deposits decreased $2.8 million, or 1.1%, to $241.7 million at March 31, 2019 from $244.5 million at June 30, 2018. The decrease was due to a decrease in certificates of deposit of $10.6 million, or 10.8%, to $87.3 million at March 31, 2019 from $97.9 million at June 30, 2018. In recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricts our ability to accept, renew or roll over brokered deposits, and further restricts us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we have received a waiver from the Federal Deposit Insurance Corporation that permits us to use local market area rates instead of national rates as the baseline in determining interest rates we may pay on deposits, this restriction has limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. Partially offsetting this decrease, we experienced a $5.6 million, or 8.7%, increase in demand deposits to $70.2 million at March 31, 2019 from $64.5 million at June 30, 2018. Also helping to offset this decrease was an increase in interest-bearing savings and NOW accounts of $2.2 million, or 2.7%, to $84.2 million at March 31, 2019 from $82.0 million at June 30, 2018, due to an increase focus on acquiring commercial deposit customers as well as receiving subscription funds prior to March 31, 2019, as part of our stock offering.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $900,000, or 2.0%, to $45.1 million at March 31, 2019 from $46.0 million at June 30, 2018. We have had to rely on borrowings to fund our operations in recent periods as a result of deposit runoff, described above. We may use a portion of the net proceeds from the offering to repay Federal Home Loan Bank advances.

Total equity decreased $60,000, or 0.4%, to $14.0 million at March 31, 2019 from $14.1 million at June 30, 2018. We experienced a net loss of $469,000 during the nine months ended March 31, 2019, partially offset by a decrease in accumulated other comprehensive loss of $409,000, or 18.5%.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net loss was $281,000 for the three months ended March 31, 2019, compared to net loss of $660,000 for the three months ended March 31, 2018. The change was primarily due to an increase in net interest income and a decrease in non-interest expense, offset by a decrease in provision for loan losses, described in more detail below.

Interest Income. Interest income increased $267,000, or 9.4%, to $3.1 million for the three months ended March 31, 2019 compared to $2.9 million for the three months ended March 31, 2018. Interest income on loans, which is our primary source of interest income, increased $232,000, or 8.6%, to $2.9 million for the three months ended March 31, 2019 from $2.7 million for the three months ended March 31, 2018. Our annualized average yield on loans increased 21 basis points to 4.48% for the three months ended March 31, 2019 from 4.27% for the three months ended March 31, 2018, reflecting recent increases in market interest rates. In addition, the average balance of loans increased $9 million, or 3.6%, to $261.1 million for the three months ended March 31, 2019 from $252.1 million for the three months ended March 31, 2018.

Interest Expense. Interest expense increased $317,000, or 77.7%, to $724,000 for the three months ended March 31, 2019 compared to $407,000 for the three months ended March 31, 2018, due to increases in the interest rate environment during the period.

Interest expense on FHLB borrowings increased $226,000 to $346,000 for the three months ended March 31, 2019 from $120,000 for the three months ended March 31, 2018. This increase resulted from increases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings increased $23.1 million, or 73.5%, to $54.5 million for the three months ended March 31, 2019 from $31.4 million for the three months ended March 31, 2018, and the annualized average rate we paid on borrowings increased 102 basis points to 2.54% for the three months ended March 31, 2019 from 1.52% for the three months ended March 31, 2018. As described above, in recent periods, we have relied on borrowings to fund our operations as a result of certificate of deposit runoff. The increase in rates paid on FHLB borrowings reflects recent increases in market interest rates.

Interest expense on deposits increased $90,000, or 31.3%, to $378,000 for the three months ended March 31, 2019 from $288,000 for the three months ended March 31, 2018. Specifically, interest expense on certificates of deposit increased $91,000, or 34.6%, to $355,000 for the three months ended March 31, 2019 from $264,000 for the three months ended March 31, 2018. The increase resulted from a 56 basis point increase in the annualized average rate we paid on certificates of deposit to 1.61% for the three months ended March 31, 2019 from 1.05% for the three months ended March 31, 2018, reflecting recent increases in market interest rates. This was partially offset by a decrease in the average balance of certificates of deposit, which decreased $12.7 million, or 12.6%, to $88.3 million for the three months ended March 31, 2019 from $101.0 million for the three months ended March 31, 2018. As described above, in recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings.

Net Interest Income. Net interest income decreased $50,000, or 2.0%, to $2.4 million for the three months ended March 31, 2019 from $2.4 million for the three months ended March 31, 2018, primarily as a result of a higher balance of borrowings and higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by 23 basis points to 3.28% for the three months ended March 31, 2019 from 3.51% for the three months ended March 31, 2018, and our net interest margin decreased by 20 basis points to 3.34% for the three months ended March 31, 2019 from 3.54% for the three months ended March 31, 2018, as our cost of funds increased faster than the increase in the yield earned on interest-earning assets.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended March 31, 2019 and recorded a provision of $425,000 for the three months ended March 31, 2018 due to a $904,000 charge-off on a non-owner occupied commercial loan. Our allowance for loan losses was $1.3 million at March 31, 2019 and December 31, 2018. The allowance for loan losses to total loans was 0.49% at March 31, 2019 and December 31, 2018, while the allowance for loan losses to non-performing loans was 99.82% at March 31, 2019 and 98.21% at December 31, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $5,000, or 1.0%, to $497,000 for the three months ended March 31, 2019 compared to $492,000 for the three months ended March 31, 2018. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $11,000, or 4.3%, to $261,000 for the three months ended March 31, 2019 compared to $250,000 for the three months ended March 31, 2018. We sold $17.9 million of mortgage loans during the 2019 period compared to $21.7 million of such sales during the 2018 period, but experienced higher sales margins during the 2019 period.

Non-interest Expenses. Non-interest expenses decreased $59,000, or 1.8%, and were $3.2 million for each of the three months ended March 31, 2019 and 2018. Compensation and benefits expense decreased $78,000, or 4.1%, to $1.8 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018, as we accrued income related to our pension plan, and as we experienced a decrease in payroll expense, partially due to lower loan officer compensation as a result of decreased loan origination volume. In addition, advertising costs decreased $41,000, or 45.5%, to $49,000 for the three months ended March 31, 2019 from $90,000 for the three months ended March 31, 2018, as a result of our continued efforts to reduce expenses. Professional fees increased $34,000 or 180.0% to $53,000 for the three months ended March 31, 2019 from $19,000 for the three months ended March 31, 2018 due to increased costs of being a public company. Other expenses decreased $32,000 or 13.6% to $202,000 for the three months ended March 31, 2019 compared to $234,000 as of March 31, 2018 due to various factors including a reduction in deposit account charge-offs, reduced legal fees related to other real estate owned, and lower miscellaneous mortgage expense.

Income Tax Expense. We recognized no income tax expense or benefit for the three months ended March 31, 2019. We did recognize a tax benefit of $61,000 for the three months ended March 31, 2018 due to a refund of Alternative Minimum Tax (“AMT”) credit carryforwards under the Tax Cut and Jobs Act.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans	$261,148,915	$2,925,560	4.48%	$252,143,937	$2,693,463	4.27%
Securities	21,363,687	150,007	2.81%	21,024,129	143,433	2.73%
Federal Home Loan Bank stock	2,526,596	33,768	5.35%	1,429,687	9,738	2.72%
Other	1,670,250	9,206	2.20%	1,343,186	4,672	1.39%
Total interest-earning assets	286,709,448	3,118,541	4.35%	275,940,939	2,851,306	4.13%
Non-interest-earning assets	18,680,892			18,411,248
Total assets	$305,390,340			$294,352,187

Interest-bearing liabilities:
Demand deposits	$47,322,824	$6,785	0.06%	$45,215,520	$6,686	0.06%
Savings and NOW deposits	80,405,466	16,050	0.08%	82,271,309	17,208	0.08%
Certificates of deposit	88,314,708	355,181	1.61%	100,993,821	263,934	1.05%
Total interest-bearing deposits	216,042,998	378,016	0.70%	228,480,650	287,828	0.50%
Borrowings	54,471,144	346,217	2.54%	31,402,803	119,637	1.52%
Other	553	-	0.00%	663	-	0.00%
Total interest-bearing liabilities	270,514,695	724,233	1.07%	259,884,116	407,465	0.63%
Non-interest-bearing liabilities	20,853,238			20,317,298
Total liabilities	291,367,933			280,201,414
Total equity	14,022,407			14,150,769
Total liabilities and equity	$305,390,340			$294,352,183
Net interest income		$2,394,308			$2,443,841
Net interest rate spread (2)			3.28%			3.51%
Net interest-earning assets (3)	$19,744,729			$16,056,820
Net interest margin (4)			3.34%			3.54%
Average interest-earning assets to interest-bearing liabilities	105.99%			106.18%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilites.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2019 and 2018

General. Net loss was $469,000 for the nine months ended March 31, 2019, compared to net loss of $398,000 for the nine months ended March 31, 2018. The change was due primarily to decreases in net interest income and non-interest income, partially offset by a decrease in provision for loan losses, described in more detail below.

Interest Income. Interest income increased $508,000, or 5.8%, to $9.3 million for the nine months ended March 31, 2019 compared to $8.8 million for the nine months ended March 31, 2018. Interest income on loans, which is our primary source of interest income, increased $412,000, or 4.9%, to $8.8 million for the nine months ended March 31, 2019 compared to $8.4 million for the nine months ended March 31, 2018. Our annualized average yield on loans increased 14 basis points to 4.48% for the nine months ended March 31, 2019 from 4.34% for the nine months ended March 31, 2018, reflecting recent increases in market interest rates. In addition, the average balance of loans increased $4.3 million to $261.5 million for the nine months ended March 31, 2019 from $257.2 million for the nine months ended March 31, 2018.

Interest Expense. Interest expense increased $844,000, or 76.0%, to $2.0 million for the nine months ended March 31, 2019 compared to $1.1 million for the nine months ended March 31, 2018, due to increases in the interest rate environment.

Interest expense on FHLB borrowings increased $610,000 to $854,000 for the nine months ended March 31, 2019 from $244,000 for the nine months ended March 31, 2018. This increase resulted from increases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings increased $24.0 million to $47.2 million for the nine months ended March 31, 2019 from $23.2 million for the nine months ended March 31, 2018, and the annualized average rate we paid on FHLB borrowings increased 100 basis points to 2.41% for the nine months ended March 31, 2019 from 1.41% for the nine months ended March 31, 2018. As described above, in recent periods, we relied on borrowings to fund our operations as a result of certificate of deposit runoff. The increase in rates paid on borrowings reflects recent increases in market interest rates.

Interest expense on deposits increased $234,000, or 27.0%, to $1.1 million for the nine months ended March 31, 2019 from $867,000 for the nine months ended March 31, 2018. Specifically, interest expense on certificates of deposit increased $239,000, or 30.2%, to $1.0 million for the nine months ended March 31, 2019 from $791,000 for the nine months ended March 31, 2018. The increase resulted from a 52 basis point increase in the annualized average rate we paid on certificates of deposit to 1.49% for the nine months ended March 31, 2019 from 0.97% for the nine months ended March 31, 2018, reflecting recent increases in market interest rates. This was partially offset by a decrease in the average balance of certificates of deposit, which decreased $16.5 million, or 15.2%, to $92.0 million for the nine months ended March 31, 2019 from $108.5 million for the nine months ended March 31, 2018. As described above, in recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings.

Net Interest Income. Net interest income decreased $337,000, or 4.4%, to $7.4 million for the nine months ended March 31, 2019 from $7.7 million for the nine months ended March 31, 2018, primarily as a result of a higher balance of borrowings and higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by 25 basis points to 3.38% for the nine months ended March 31, 2019 from 3.63% for the nine months ended March 31, 2018, and our net interest margin decreased by 22 basis points to 3.44% for the nine months ended March 31, 2019 from 3.66% for the nine months ended March 31, 2018, as our cost of funds increased faster than the increase in the yield earned on interest-earning assets.

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

After an evaluation of these factors, we recorded no provision for loan losses for the nine months ended March 31, 2019 and recorded a provision of $425,000 for the nine months ended March 31, 2018 due to a $904,000 charge-off on a non-owner occupied commercial loan. Our allowance for loan losses was $1.3 million at March 31, 2019 and at June 30, 2018. The allowance for loan losses to total loans was 0.49% at March 31, 2019 and 0.50% at June 30, 2018, while the allowance for loan losses to non-performing loans was 99.82% at March 31, 2019 and 91.68% at June 30, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income decreased $196,000, or 10.5%, to $1.7 million for the nine months ended March 31, 2019 compared to $1.9 million for the nine months ended March 31, 2018. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) decreased $176,000, or 16.6%, to $883,000 for the nine months ended March 31, 2019 compared to $1.1 million for the nine months ended March 31, 2018, as we sold $67.3 million of mortgage loans during the 2019 period compared to $86.9 million of such sales during the 2018 period. In addition, there was no gain on sale of other real estate owned for the nine months ended March 31, 2019 compared to $71,000 for the nine months ended March 31, 2018, as we sold five properties during the 2018 period, compared to three sales for no gain during the 2019 period.

Non-interest Expenses. Non-interest expenses decreased $99,000 to $9.5 million for the nine months ended March 31, 2019 compared to $9.6 million for the nine months ended March 31, 2018. Compensation and benefits expense decreased $178,000, or 3.1%, to $5.5 million for the nine months ended March 31, 2019 from $5.7 million for the nine months ended March 31, 2018, as we experienced a decrease in payroll expense, partially due to lower loan officer compensation as a result of decreased loan origination volume. In addition, professional fees increased $99,000, or 176.4%, to $155,000 for the nine months ended March 31, 2019 from $56,000 for the nine months ended March 31, 2018, due to increase costs of being a public company.

Income Tax Expense. We recognized no income tax expense or benefit for the nine months ended March 31, 2019. We recognized a tax benefit of $61,000 for the nine months ended March 31, 2018 due to a refund of AMT credit carryforwards under the Tax Cut and Jobs Act.

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

	For the Nine Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans	$261,476,429	$8,785,694	4.48%	$257,183,585	$8,373,287	4.34%
Securities	21,076,456	446,717	2.83%	20,789,401	424,398	2.72%
Federal Home Loan Bank stock	2,189,296	82,941	5.05%	1,179,085	18,731	2.12%
Other	1,496,766	22,561	2.01%	1,676,331	13,809	1.10%
Total interest-earning assets	286,238,947	9,337,913	4.35%	280,828,402	8,830,225	4.19%
Non-interest-earning assets	19,557,479			19,835,412
Total assets	$305,796,426			$300,663,814

Interest-bearing liabilities:
Demand deposits	$46,841,678	$20,810	0.06%	$46,182,904	$20,750	0.06%
Savings and NOW deposits	82,148,962	50,932	0.08%	86,031,363	55,913	0.09%
Certificates of deposit	91,997,136	1,029,599	1.49%	108,468,473	790,653	0.97%
Total interest-bearing deposits	220,987,776	1,101,341	0.66%	240,682,740	867,316	0.48%
Borrowings	47,227,395	854,249	2.41%	23,155,570	244,013	1.41%
Other	573	-	0.00%	828	-	0.00%
Total interest-bearing liabilities	268,215,744	1,955,590	0.97%	263,839,138	1,111,329	0.56%
Non-interest-bearing liabilities	23,580,898			22,826,136
Total liabilities	291,796,642			286,665,274
Total equity	13,999,783			13,998,541
Total liabilities and equity	$305,796,425			$300,663,815
Net interest income		$7,382,322			$7,718,896
Net interest rate spread (2)			3.38%			3.63%
Net interest-earning assets (3)	$18,023,203			$16,989,265
Net interest margin (4)			3.44%			3.66%
Average interest-earning assets to interest-bearing liabilities	106.72%			106.44%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilites.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At March 31, 2019, we had a $100.3 million line of credit with the Federal Home Loan Bank of Chicago, and had $45.1 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million and $2.4 million for the nine months ended March 31, 2019 and the nine months ended March 31, 2018, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $1.8 million and $5.9 million for the nine months ended March 31, 2019 and the nine months ended March 31, 2018, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $(5.5) million and ($8.9) million for the nine months ended March 31, 2019 and the nine months ended March 31, 2018, respectively.

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

TEB Bancorp, Inc. expects to initially invest the net proceeds it retains from the offering in securities issued by the U.S. government and its agencies or government sponsored enterprises, and as otherwise permitted under our investment policy.  TEB Bancorp, Inc. may use a portion of the net proceeds to finance the possible acquisition of other financial service businesses.  We may also use the net proceeds for other general corporate purposes.

The Equitable Bank intends to use the proceeds it receives to originate loans.  It may also purchase securities as permitted under our investment policy, repay Federal Home Loan Bank advances, expand its banking franchise organically through de novo branching or establishing loan production offices, or expand through acquisitions of branch offices, or other financial service businesses.  The Equitable Bank may also use the proceeds it receives to support new loan, deposit or other financial products and services, and for general corporate purposes.

At March 31, 2019, The Equitable Bank was classified as “adequately capitalized” for regulatory capital purposes.

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

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

Item 1A	Risk Factors.

Not applicable as the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the TEB Bancorp Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP INC.

Date:	May 14, 2019	By:	/s/ John P. Matter
John P. Matter, President and Chief Executive Officer

Date:	May 14, 2019	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, Executive Vice President, Chief Operating Officer and Chief Financial Officer

