Form 10-K
period 2019-06-30
TEB Bancorp, Inc.
filed 2019-09-30
CIK 1751700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-56049

TEB Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-2040340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2290 North Mayfair Road, Wauwatosa, Wisconsin	53226
(Address of principal executive offices)	(Zip code)

(414) 476-6434

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $9.00 as of May 6, 2019 (the first day of trading in the registrant’s common stock), was $23.6 million.

As of September 26, 2019 there were 2,624,343 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;
•	the continuing impact of the written agreement entered into with WDFI and the FDIC competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;
•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;
•	the inability of third-party providers to perform as expected;
•	our ability to manage market risk, credit risk and operational risk in the current economic environment;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•	our ability to retain key employees;
•	the effects of any federal government shutdown; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

TEB Bancorp, Inc.

TEB Bancorp, Inc., a Maryland corporation that was organized in 2018, is a bank holding company headquartered in Wauwatosa, Wisconsin. TEB Bancorp, Inc.’s common stock is traded on the OTC Pink Marketplace under the symbol “TBBA.” TEB Bancorp, Inc. conducts its operations primarily through its wholly owned subsidiary, The Equitable Bank, S.S.B., a Wisconsin-chartered savings bank. TEB Bancorp, Inc. manages its operations as one unit, and thus does not have separate operating segments. At June 30, 2019, TEB Bancorp, Inc. had total assets of $312.2 million, net loans of $259.9 million, deposits of $234.6 million, and stockholders’ equity of $24.4 million.

TEB Bancorp, Inc. was formed as part of the mutual holding company reorganization of The Equitable Bank, S.S.B., which was completed in April 2019. In connection with the reorganization, TEB Bancorp, Inc. sold 1,309,547 shares of common stock to the public at $10.00 per share, representing 49.9% of its outstanding shares of common stock. TEB MHC has been organized as a mutual holding company under the laws of the State of Wisconsin and owns the remaining 50.1% of the outstanding common stock of TEB Bancorp, Inc.

The executive offices of TEB Bancorp, Inc. are located at 2290 North Mayfair Road, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 476-6434. Our website address is www.theequitablebank.com. Information on our website is not and should not be considered a part of this annual report.

TEB Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

TEB MHC

TEB MHC was formed as a Wisconsin mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of TEB Bancorp, Inc.’s common stock.

TEB MHC’s principal assets are the common stock of TEB Bancorp, Inc. it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed from the net proceeds of the stock offering. Presently, it is expected that the only business activity of TEB MHC will be to own a majority of TEB Bancorp, Inc.’s common stock. TEB MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under state and federal law, including investing in loans and securities.

The Equitable Bank, S.S.B.

The Equitable Bank is a Wisconsin-chartered savings bank headquartered in Wauwatosa, Wisconsin. The Equitable Bank was originally chartered in 1927 as a Wisconsin-chartered mutual building and loan association under the name The Equitable Savings Building and Loan Association. In 1990, we changed our name to “The Equitable Bank, S.S.B.” (The Equitable Bank), and in 1993 we converted to a Wisconsin-chartered mutual savings bank.

We conduct our business from our main office and five branch offices, which are located in Milwaukee, Racine and Waukesha Counties, Wisconsin, and a loan production office, which is located in Ozaukee County, Wisconsin. Our primary market area is broadly defined as the Milwaukee, Wisconsin metropolitan area, which is geographically located in the southeast corner of the state. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader, and also includes Ozaukee County, where we maintain our loan production office, as well as Washington County, Wisconsin, which borders both Ozaukee County and Waukesha County.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans (both owner occupied and non-owner occupied), multifamily residential real estate loans and commercial real estate loans, and, to a lesser extent, consumer loans (primarily home equity lines of credit), construction, land and development loans, and commercial and industrial loans. Subject to market conditions, we expect to increase our focus on originating multifamily residential real estate, owner-occupied commercial real estate and non-owner occupied one- to four-family residential real estate loans in an effort to further diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted primarily of obligations of states and political subdivisions. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We borrow funds, primarily from the Federal Home Loan Bank of Chicago, to fund our operations as necessary.

The Equitable Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions (the “WDFI”) and the Federal Deposit Insurance Corporation.

Our executive office is located at 2290 North Mayfair Road, Wauwatosa, Wisconsin 53226, and our telephone number at this address is (414) 476-6434.

Mutual Holding Company Ownership Structure

Public stockholders own a minority of the outstanding shares of TEB Bancorp, Inc.’s common stock. As a result, stockholders other than TEB MHC are not be able to exercise voting control over most matters put to a vote of stockholders. TEB MHC owns a majority of TEB Bancorp, Inc.’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage The Equitable Bank also manage TEB Bancorp, Inc. and TEB MHC. The board of directors of TEB MHC must ensure that the interests of depositors of The Equitable Bank (as members of TEB MHC) are represented and considered in matters put to a vote of stockholders of TEB Bancorp, Inc. Therefore, TEB MHC may take action that the public stockholders believe to be contrary to their interests. For example, TEB MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of TEB Bancorp, Inc.

In addition, stockholders are not able to force a merger or second-step conversion transaction without the consent of TEB MHC since such transactions also require the approval of a majority of all of the outstanding voting stock of TEB Bancorp, Inc., which can only be achieved if TEB MHC voted to approve such transactions. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis, most full stock institutions tend to trade at higher multiples than mutual holding companies. Stockholders could, however, prevent a second-step conversion or the implementation of equity incentive plans as under current regulations and policies, such matters also require the separate approval of the stockholders other than TEB MHC.

Market Area

We conduct our business from our main office and five branch offices, which are located in Milwaukee, Racine and Waukesha Counties, Wisconsin, and a loan production office, which is located in Ozaukee County, Wisconsin.  Our primary market area is broadly defined as the Milwaukee, Wisconsin metropolitan area, which is geographically located in the southeast corner of the state. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader, and also includes Ozaukee County, where we maintain our loan production office, as well as Washington County, Wisconsin, which borders both Ozaukee County and Waukesha County.  The following discusses the demographics of the counties where our offices are located.

According to information from S&P Global Market Intelligence as of July 2019, from 2014 to 2019, the population decreased in Milwaukee County by 1.0%, and experienced increases in Racine, Waukesha and Ozaukee Counties of 1.2%, 2.4% and 2.0%, respectively, compared to 1.2% for Wisconsin and 3.8% for the United States as a whole.  Projections indicate that through 2024, the population will remain fairly stable in Milwaukee County, with modest increases (less than 2.5%) for Racine, Waukesha and Ozaukee Counties, as well as for Wisconsin, compared to projected United States population growth of more than 3%.  Trends in numbers of households in our market area, Wisconsin and the United States as a whole were consistent with trends in population, and projections for the numbers of households are also consistent with the projections for population changes.

The median household income for 2019 was $51,628, $59,792, $87,590 and $89,115 for Milwaukee, Racine, Waukesha and Ozaukee Counties, respectively, compared to $62,423 in Wisconsin and $63,174 for the United States as a whole.  By 2024, the projected annual growth rates in median household income are expected to be 2.1%, 0.5%, 1.7% and 1.9% in Milwaukee, Racine, Waukesha and Ozaukee Counties, respectively, compared to 1.7% for both Wisconsin and the United States as a whole.

Unemployment rates as of June 2018 and 2019 are set forth in the following table.

Region	June 2018	June 2019
United States	4.2%	3.8%
Wisconsin	3.5%	3.5%
Milwaukee County	4.5%	4.3%
Racine County	4.1%	4.1%
Waukesha County	3.2%	3.3%
Ozaukee County	3.1%	3.3%

While our primary market area has a diversified local economy, for 2019, in each of Milwaukee, Racine, Waukesha and Ozaukee Counties, as well as the State of Wisconsin, the three largest employment sectors consisted of education/healthcare/social services, the service sector and manufacturing, with manufacturing being the largest employment sector in Racine County.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions.  We also face competition from savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.  As of June 30, 2019 (the most recent date for which data is available), our market share of deposits represented 0.44% of Federal Deposit Insurance Corporation-insured deposits in Milwaukee County, ranking us 16th in market share of deposits out of 27 institutions operating in the county.  In addition, as of that date, our market share of deposits represented 0.82% of Federal Deposit Insurance Corporation-insured deposits in Racine County, ranking us 13th in market share of deposits out of 14 institutions operating in the county, and our market share of deposits represented 0.14% of Federal Deposit Insurance Corporation-insured deposits in Waukesha County, ranking us 32nd in market share of deposits out of 34 institutions operating in the county.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Included with the loans described in the table below, at June 30, 2019, we had $7.1 million of loans held for sale, $6.8 million of loans in process and $312,000 of deferred loan fees.

	At June 30,				At September 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction, land and development	$4,319	1.65%	$4,845	1.83%	$3,455	1.31%	$3,215	1.25%	$6,908	2.74%
One- to four-family owner occupied residential	124,846	47.80	122,599	46.21	119,847	45.40	114,722	44.50	117,197	46.50
One- to four-family non-owner occupied residential	20,969	8.03	23,837	8.98	22,837	8.65	22,517	8.73	18,851	7.48
Multifamily	73,246	28.05	71,101	26.80	60,883	23.07	58,532	22.71	54,307	21.55
Commercial real estate	26,362	10.09	29,451	11.10	42,127	15.96	43,829	17.00	39,338	15.61
Commercial and industrial	1,648	0.63	2,112	0.79	1,881	0.71	1,380	0.54	368	0.15
Consumer and installment (1)	9,777	3.74	11,378	4.29	12,922	4.90	13,588	5.27	15,059	5.97
	261,167	100.00%	265,323	100.00%	263,952	100.00%	257,782	100.00%	252,028	100.00%
Less:
Allowance for losses	(1,294)		(1,324)		(1,879)		(4,482)		(2,586)
Total loans	$259,873		$263,999		$262,073		$253,301		$249,442

(1) Includes home equity loans and lines of credit, which totaled $9.5 million at June 30, 2019.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

June 30, 2019	Construction, Land and Development	One- to Four- Family Owner Occupied Residential	One- to Four- Family Non- Owner Occupied Residential	Multifamily
	(In thousands)
Amounts due in:
One year or less	$672	$—	$847	$2,898
More than one to five years	1,774	326	8,677	51,410
More than five years	1,873	124,519	11,445	18,938
Total	$4,319	$124,845	$20,969	$73,246

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Consumer and Installment	Total
	(In thousands)
Amounts due in:
One year or less	$3,231	$1,377	$1,052	$10,077
More than one to five years	8,457	204	310	71,158
More than five years	14,692	50	8,415	179,932
Total	$26,380	$1,631	$9,777	$261,167

The following table sets forth our fixed and adjustable-rate loans at June 30, 2019 that are contractually due after June 30, 2020. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2020
	Fixed	Adjustable	Total
	(In thousands)
Construction, land and development	$745	$2,902	$3,647
One- to four-family owner occupied residential	25,277	99,568	124,845
One- to four-family non-owner occupied residential	10,342	9,780	20,122
Multifamily	61,044	9,304	70,348
Commercial real estate	11,455	11,694	23,149
Commercial and industrial	254	—	254
Consumer and installment	363	8,362	8,725
Total loans	$109,480	$141,610	$251,090

The following describes our most significant categories of loan types at June 30, 2019.

One- to Four-Family Real Estate Loans – Owner Occupied. At June 30, 2019, $124.8 million, or 47.8% of our total loan portfolio, consisted of owner-occupied one- to four-family residential real estate loans. We offer adjustable-rate owner-occupied residential real estate loans with maturities up to 30 years that include an initial introductory rate period of up to 10 years. Our adjustable-rate owner-occupied residential real estate loans have a competitive initial rate. After the initial fixed period (ranging between one to ten years) the rate will adjust to a predetermined margin plus the current index based on the 1 Year LIBOR. The rate adjustments are limited to 2.0% for the first change with subsequent adjustments every six months limited to 1.0%. The lifetime cap is limited to 6.0% over the initial rate.

Consistent with our strategy to increase our noninterest income while managing interest rate risk, we have historically sold substantially all of our fixed-rate owner-occupied, “conforming” (as described below) one- to four-family real estate loans, with the majority made up of 30-year fixed-rate loans. The loans are closed in our name, and are then sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as FHA and VA government loans. The loans are typically purchased and funded by the investors within 30 days of the originations. We earn interest income on the loans until they are purchased.

One- to four-family, owner-occupied residential real estate loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate one- to four-family owner-occupied real estate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is generally $484,350 for single-family homes in our market area. However, loans in excess of $484,350 (which are referred to as “jumbo loans”) may be originated and sold on a servicing released basis as well. We retain the majority of “jumbo loans” in our loan portfolio. We generally underwrite jumbo loans in accordance to our portfolio underwriting guidelines. At June 30, 2019, the average size of our one- to four-family, owner-occupied residential real estate loans originated for our portfolio was $181,000.

Generally, we originate loans with loan-to-value ratios of up to 80% but we also originate loans with loan-to-value ratios of up to 97%. Any loans we originate with loan-to-value ratios in excess of 80% require private mortgage insurance.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (traditionally defined as loans having less than full documentation).

One- to Four-Family Real Estate Loans – Non-Owner Occupied. At June 30, 2019, $21.0 million, or 8.0% of our total loan portfolio, consisted of one- to four-family non-owner occupied real estate loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. Our one- to four-family non-owner occupied real estate loans generally have adjustable rates with 30-year terms and a fixed initial rate ranging between three to seven years. Our adjustable-rate mortgages one- to four-family non-owner occupied real estate loans have a competitive initial rate that typically resets to an applicable margin with an adjustment every six months, up to 2% over the 1 Year LIBOR Rate after the initial three-, five- or seven-year fixed period with a lifetime rate cap of 14.50%.

We generally target one- to four-family non-owner occupied loans with balances up to $250,000. At June 30, 2019, our average one- to four-family non-owner occupied real estate loan was $112,000. Virtually all of our one- to four-family non-owner occupied real estate loans are secured by properties located in our primary lending area.

When originating one- to four-family non-owner occupied real estate loans, we consider the net operating income of the property, the borrower’s expertise and credit history, the global cash flow of the borrowers and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.00x, using 75% of estimated or actual rents against principal, interest, taxes and insurance (PITI) for one and two unit properties, and at least 1.00x using 70% of estimated or actual rents against PITI for three or four unit properties.

Generally, one- to four-family real estate loans made to business entities require the principals to execute the loan agreements in their individual capacity through personal guarantees, as well as signing on behalf of such business entity.

Once a borrower exceeds $1.0 million in loans, we require one- to four-family non-owner occupied loan borrowers to provide annually updated financial statements and federal tax returns. Additionally, these borrowers with larger exposure are subject to underwriting standards similar to multifamily loans, which include a debt service requirement of 1.20x.

Multifamily Real Estate Loans. At June 30, 2019 multifamily real estate loans were $73.2 million, or 28.1%, of our total loan portfolio. We originate individual multifamily real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multifamily real estate loans are generally secured by properties consisting of five to 40 rental units within our market. However, due to the highly competitive nature and the limited inventory in our market, we have expanded beyond our market, but within the State of Wisconsin, for multifamily opportunities without compromising credit quality.

We originate balloon loans with a variety of fixed-rate periods, typically up to seven years, with amortization terms up 25 years, although we will provide amortization terms up to 30 years on an exception basis. Interest rates and payments on our balloon loans are typically determined based on our internal pricing requirements and the current competitive market. Multifamily real estate loan amounts generally do not exceed 75% of the property’s appraised value at the time the loan is originated. We require each property to meet a minimum debt service ratio of 1.20x (calculated as net operating income divided by debt service). In addition, each borrowing entity must meet a global debt service ratio of 1.20x. We require multifamily real estate borrowers with loans in excess of $500,000 to submit annual financial statements including federal tax returns (both business and personal), personal financial statement for each borrower/guarantor and an updated rent roll for each property. Properties with a loan in excess of $300,000 are subject to bi-annual inspections to verify appropriate maintenance is being performed.

Commercial Real Estate Loans. In recent years, we have sought to increase our originations of owner-occupied commercial real estate loans, and we have limited our originations of non-owner occupied commercial real estate loans. At June 30, 2019, we had $26.4 million in owner occupied commercial real estate loans, representing 10.1% of our total loan portfolio, and $1.6 million in non-owner occupied commercial real estate loans, representing 0.6% of our total loan portfolio. Most of our commercial real estate loans are balloon loans with a three-, five- or seven-year initial term and a 25-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. These loans are secured by traditional commercial property types including industrial, office, retail and warehouse/storage facilities.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. We require each property to meet a minimum debt service ratio of 1.20x (calculated as net operating income divided by debt service). In addition, each borrowing entity must meet a global debt service ratio of 1.20x. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the strength and stability of the net operating income of the mortgaged property and the ratio of the loan amount to the appraised value of the mortgaged property, along with our assessing any environmental concerns associated with the property. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Under applicable regulations, we are only required to obtain independent appraisals on commercial real estate loans in amounts greater than $500,000 for non-owner-occupied properties and $1.0 million for owner-occupied properties, and any decision not to obtain an outside, independent appraisal is made in accordance with these regulations. Personal guarantees are generally obtained from any principals of the underlying borrowing entity having a 25% or greater ownership/membership interest. We require all commercial real estate borrowers having an overall loan exposure of $500,000 or greater to provide annually updated financial statements and federal tax returns, which are used to conduct an annual review of the relationship.

Home Equity Loans and Lines of Credit. At June 30, 2019, home equity loans and lines of credit (which we categorize as consumer loans) totaled $20.1 million, with $9.5 million in outstanding balances. This total consisted of $245,000 of home equity loans and $9.2 million of home equity lines of credit. In recent years, we have not originated home equity loans. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with a loan-to-value ratio up to 80%. However, we offer special programs to borrowers who satisfy certain underwriting criteria (such as having an additional banking relationship) with loan-to-value ratios of up to 85%. Our home equity loans and lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Loan Underwriting Risks

Commercial Real Estate and Multifamily Real Estate Loans. Loans secured by commercial and multifamily real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concerns in commercial and multifamily real estate lending are the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial or multifamily real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. A Phase I environmental site assessment is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial or multifamily real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial and multifamily real estate loans can be unpredictable and substantial.

One- to Four-Family Non-Owner Occupied Residential Real Estate Loans. One- to four-family non-owner occupied residential real estate loans are subject to some of the same risks as our commercial real estate and multifamily real estate loans, in that they depend on the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Such loans are also subject to similar risks with respect to foreclosures and subsequent operations of the property and resale.

Construction, Land and Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Balloon Loans. Although balloon mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they may reprice at the end of the term, subject to renegotiation of rate and terms at maturity, the ability of the borrower to renew or repay the loan and the marketability of the underlying collateral may be adversely affected if real estate values decline prior to the expiration of the term of the loan or in a rising interest rate environment.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

Originations, Purchases and Sales of Loans

Residential lending activities are conducted by salaried and commissioned loan personnel operating at our main and branch office locations and our loan production office. Loans we originate are underwritten pursuant to our policies and procedures. Loans originated with the intent for sale are also underwritten pursuant to secondary market guidelines. Our ability to originate fixed-rate loans, adjustable-rate loans or balloon loans depends on relative customer demand for such loans, which can be affected by current and expected future levels of market interest rates. We originate residential real estate loans through our loan originators, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, accountants and financial advisors.

Commercial lending activities are conducted by salaried commercial lenders operating primarily out of our main location. All loans originated by us are underwritten pursuant to our policies and procedures. Our commercial loans are typically fixed-rate balloon loans with terms between three and seven years, with loan rates dependent on current and expected future levels of market interest rates. Commercial and multifamily lending are sourced primarily through loan originator contacts, networking and marketing efforts, our customer base and referrals from real estate brokers, accountants and financial advisors.

We currently sell a significant majority of the fixed-rate one- to four-family residential real estate loans we originate on the secondary market. The loans are closed in our name, and are then sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as FHA and VA government loans. During the year ended June 30, 2019, we originated $116.8 million of one- to four-family residential real estate loans and sold $105.3 million, and during the nine months ended June 30, 2018, we originated $107.2 million of one- to four-family residential real estate loans and sold $78.7 million.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2019, based on the 20% limitation, our loans-to-one-borrower limit was approximately $5.5 million. On the same date, we had four borrowers with outstanding balances in excess of this amount; such loans were originated when we had higher levels of capital, and, as such, are deemed to comply with our loans-to-one-borrower limit. At June 30, 2019, our largest loan relationship with one borrower was for $8.1 million, which was secured by a mix of commercial real estate retail and office buildings, with the underlying loans performing in accordance with their original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Subject to our underwriting procedures, each of our Chairman of the Board and Chief Executive Officer, Vice Chairman and our President and Chief Financial Officer has individual authorization to approve certain residential loans up to $1.0 million, or aggregate exposure up to $2.0 million. Any residential loan above $2.0 million, and any commercial loan up to $2.0 million, requires Loan Committee approval. Our Loan Committee consists of our Chairman of the Board and Chief Executive Officer, our Vice Chairman, our President and Chief Financial Officer, our Chief Credit Officer and our Vice President of Loan Operations. Commercial loans above $2.0 million require board approval and any commercial borrowing relationship exceeding $3.0 million requires board approval for all subsequent loans.

Delinquencies and Asset Quality

Delinquency Procedures. Our loss recovery process for delinquent loans does not provide a set formula for all borrowers; rather, we tailor our recovery efforts based on the borrower’s credit history with The Equitable Bank, their other account relationships with The Equitable Bank, their current employment situation and other individual circumstances. Our loan recovery specialists contact delinquent borrowers through telephone calls and/or mailing notices, typically beginning when a loan payment becomes 17 days past due. We may request receivership for delinquent loans that are 120 or more days past due, or we can initiate foreclosure procedures at that time if approved by our Chief Executive Officer or President. Alternatively, we may determine that it is in the best interests of The Equitable Bank to work further with the borrower to arrange a workout plan.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  Initially, the real estate owned is recorded at the fair value less costs to sell. Then after foreclosure, each foreclosed real estate parcel is carried at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2019			2018			At September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Construction, land and development	$—	$—	$—	$75	$—	$87	$116	$—	$—
One- to four-family owner occupied residential	2,129	450	1,203	2,075	—	924	1,346	38	1,225
One- to four-family non-owner occupied residential	104	—	—	—	—	95	—	—	95
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	194	—	—	199	158	—	203
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and installment	72	25	128	91	—	139	34	—	242
Total	$2,305	$475	$1,525	$2,241	$—	$1,444	$1,654	$38	$1,765

	At September 30,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Construction, land and development	$119	$—	$—	$120	$—	$230
One- to four-family owner occupied residential	1,948	223	1,208	2,059	896	2,244
One- to four-family non-owner occupied residential	—	21	129	82	—	—
Multifamily	—	—	—	—	—	56
Commercial real estate	168	—	6,461	—	—	217
Commercial and industrial	—	—	—	—	—	—
Consumer and installment	87	15	—	49	55	175
Total	$2,322	$259	$7,798	$2,310	$951	$2,922

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0, $0, $0, $6.4 million, $147,000 and $1.8 million as of June 30, 2019 and 2018, September 30, 2017, 2016 and 2015, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At June 30,		At September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Construction, land and development	$—	$87	$—	$—	$230
One- to four-family owner occupied residential	1,203	924	1,225	1,208	1,283
One- to four-family non-owner occupied residential	—	95	95	129	—
Multifamily	—	—	—	—	56
Commercial real estate	194	199	203	6,461	—
Commercial and industrial	—	—	—	—	—
Consumer and installment	128	139	242	—	120
Total non-accrual loans	1,525	1,444	1,765	7,798	1,689

Accruing loans past due 90 days or more	—	—	—	—	1,238

Real estate owned:
Construction, land and development	909	1,114	1,278	1,753	2,942
One- to four-family owner occupied residential	384	88	136	243	389
One- to four-family non-owner occupied residential	—	—	—	—	65
Multifamily	—	—	—	—	—
Commercial real estate	2,787	2,741	2,957	—	1,146
Commercial and industrial	—	—	—	—	—
Consumer and installment	—	14	—	—	—
Total real estate owned	4,080	3,957	4,371	1,996	4,542

Total non-performing assets	$5,605	$5,401	$6,136	$9,794	$6,231

Total accruing troubled debt restructured loans	$—	$—	$1,408	$2,592	$16,727

Total non-performing loans to total loans	0.58%	0.54%	0.67%	3.03%	0.67%
Total non-performing assets to total assets	1.80%	1.72%	1.99%	3.22%	2.10%

Interest income that would have been recorded for the fiscal year ended June 30, 2019 had non-accruing loans been current according to their original terms amounted to $71,000. We recognized $31,000 of interest income for these loans for the fiscal year ended June 30, 2019. In addition, interest income that would have been recorded for the fiscal year ended June 30, 2019 had accruing troubled debt restructurings been current according to their original terms, amounted to $0. We recognized no interest income for these loans for the fiscal year ended June 30, 2019.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

On the basis of our review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2019	2018
	(In thousands)
Substandard assets - not accruing	$5,369	$5,901
Doubtful assets	—	—
Loss assets	76	175
Total classified assets	$5,605	$6,076
Special mention assets	$8,120	$11,343

During the year ended June 30, 2019, classified assets improved by $631,000 year over year. Activities having the largest impact on the balances include $782,000 in principle reductions, net proceeds from OREO sales of $333,000, and 3 residential loan upgrades to pass from classified totaling $211,000. In addition, we classified $828,000 in assets consisting of seven residential real estate loans.

Special mention assets decreased $3.2 million year over year. The improved credit quality is attributed to an upgrade in risk rating to two lending relationships totaling $1.8 million; a $1.1 million refinanced loan by another financial institution and over $300,000 of loan amortization over the year ending June 30, 2019 on the three loans that comprise the remaining special mention assets.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the WDFI and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Year Ended June 30,	At or for the Nine Months Ended June 30,				At or for the Years Ended September 30,
	2019	2018		2017		2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$1,324	$1,879		$4,482		$4,482	$2,586	$3,971
Provision for loan losses	—	425		—		—	2,125	—

Charge offs:
Construction, land and development	—	—		—		—	65	907
One- to four-family owner occupied residential	—	54		8		14	90	125
One- to four-family non-owner occupied residential	44	—		18		18	5	200
Multifamily	—	—		—		—	—	—
Commercial real estate	—	980		2,610		2,639	—	5
Commercial and industrial	—	—		—		—	99	—
Consumer and installment	16	1		2		4	155	207
Total charge-offs	60	1,035		2,638		2,675	414	1,444

Recoveries:
Construction, land and development	—	30		9		12	90	18
One- to four-family owner occupied residential	29	18		27		34	79	8
One- to four-family non-owner occupied residential	—	1		9		9	4	13
Multifamily	—	—		1		1	—	—
Commercial real estate	—	4		8		11	—	3
Commercial and industrial	—	—		—		—	4	—
Consumer and installment	1	2		4		5	8	17
Total recoveries	30	55		58		72	185	59

Net (charge-offs) recoveries	(30)	(980)		(2,580)		(2,603)	(229)	(1,385)

Allowance at end of period	$1,294	$1,324		$1,902		$1,879	$4,482	$2,586

Allowance to non-performing loans	84.86%	91.68%		130.32%		106.47%	57.47%	153.09%
Allowance to total loans outstanding at the end of the period	0.50%	0.50%		0.73%		0.71%	1.74%	1.03%
Net (charge-offs) recoveries to average loans outstanding during the period	-0.01%	-0.51	%(1)	-1.32	%(1)	-1.00%	-0.09%	-0.54%

(1)       Annualized.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2019			2018			At September 30, 2017
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Construction, land and development	$4	0.40%	1.65%	$5	0.38%	1.82%	$84	5.81%	1.31%
One- to four-family owner occupied residential	68	6.27	47.80	7	0.54	46.21	54	3.71	45.40
One- to four-family non-owner occupied residential	27	2.47	8.03	71	5.42	8.98	121	8.39	8.65
Multifamily	110	10.19	28.05	71	5.42	26.80	61	4.21	23.07
Commercial real estate	796	73.86	10.10	953	72.78	11.10	885	61.25	15.96
Commercial and industrial	3	0.31	0.63	104	7.95	0.80	76	5.26	0.71
Consumer and installment	70	6.50	3.74	98	7.49	4.29	164	11.37	4.90
Total allocated allowance	1,078	100.00%	100.00%	1,309	100.00%	100.00%	1,445	100.00%	100.00%
Unallocated	216			15			434
Total	$1,294			$1,324			$1,879

	At September 30,
	2016			2015
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Construction, land and development	$93	2.10%	1.25%	$197	8.31%	2.74%
One- to four-family owner occupied residential	228	5.17	44.50	276	11.64	46.50
One- to four-family non-owner occupied residential	399	9.03	8.73	388	16.36	7.48
Multifamily	74	1.67	22.71	81	3.41	21.55
Commercial real estate	3,431	77.63	17.00	1,198	50.43	15.61
Commercial and industrial	56	1.27	0.54	2	0.08	0.15
Consumer and installment	139	3.13	5.27	232	9.77	5.97
Total allocated allowance	4,420	100.00%	100.00%	2,374	100.00%	100.00%
Unallocated	62			212
Total	$4,482			$2,586

Investment Activities

General. The goals of our investment policies are to provide liquidity, manage interest-rate risk, maximize our rate of return and manage asset quality diversification. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

All of our investment securities are held by Equitable Investment Corp., a Nevada corporation that is a wholly-owned subsidiary of The Equitable Bank. Like many Wisconsin financial institutions, we established a Nevada subsidiary to hold our investment securities due to favorable state tax treatment. Although the favorable tax treatment is no longer applicable, we maintain the structure because of the expertise provided by the investment manager. Equitable Investment Corp.’s investment policy was adopted by its board of directors (consisting primarily of executive officers of The Equitable Bank) and is reviewed annually by its board of directors. Equitable Investment Corp.’s current investment policy permits, with certain limitations, investments in: U.S. Treasury obligations; securities issued by U.S. government agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac; state and municipal obligations and bonds; money market funds and certificates of deposit; and corporate debt and securities.

Because Equitable Investment Corp. is our wholly owned subsidiary, we have incorporated Equitable Investment Corp.’s investment policy into our policies, and we have adopted general guidelines with respect to the types of investments that can be made by Equitable Investment Corp., including targeted guidelines on amounts of municipal investments, agency securities, collateralized mortgage obligations and corporate debt.

At June 30, 2019, our investment portfolio consisted primarily of obligations issued by states and political subdivisions, and Federal Home Loan Bank of Chicago stock. At June 30, 2019, we owned $2.1 million of Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to purchase stock in the Federal Home Loan Bank of Chicago, which stock is carried at cost and classified as restricted equity securities.

The following table sets forth the amortized cost and estimated fair value of our available for sale securities portfolio at the dates indicated. At the dates indicated, we did not hold any securities as held to maturity.

	At June 30,				At
	2019		2018		September 30, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Obligations of states and political subdivisions	$18,720	$18,878	$19,847	$19,426	$20,621	$20,643
Mortgage-backed securities	1,065	1,106	1,162	1,158	7	7
Certificates of deposit	555	558	330	322	—	—
Total	$20,340	$20,542	$21,339	$20,906	$20,628	$20,650

As of June 30, 2019, we had no securities of issuers that exceeded 10% of our total equity as of that date.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2019, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at June 30, 2019, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Government sponsored enterprises	$1,228	2.25%	$9,871	2.47%	$6,971	2.91%	$650	3.63%	$18,720	$18,878	2.87%
Mortgage-backed securities	—	—	510	3.07%	555	3.08%	—	—	1,065	1,106	3.08%
Certificates of deposit	—	—	555	2.64%	—	—	—	—	555	558	2.64%
Total	$1,228	2.25%	$10,936	2.51%	$7,526	2.92%	$650	3.63%	$20,340	$20,542	2.85%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds, and have increased our use of borrowings in recent periods. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.

We rely upon personalized customer service, long-standing relationships with customers, a thorough and user-friendly internet website, and the favorable image of The Equitable Bank in the community to attract and retain deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2019			2018			At September 30, 2017
	Amount	Percent	Average Rate	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest bearing accounts	$28,914	12.33%	0.00%	$16,125	6.60%	—%	$16,407	6.30%	—%
Interest-bearing demand	48,500	20.67	0.04%	48,403	19.80	0.06%	47,151	18.10	0.06%
Interest-bearing savings and NOW accounts	70,386	30.01	0.08%	81,998	33.54	0.09%	85,315	32.75	0.09%
Certificates of deposit	86,761	36.99	1.80%	97,937	40.06	1.26%	111,638	42.85	0.95%
Total	$234,561	100.00%	0.70%	$244,463	100.00%	0.54%	$260,511	100.00%	0.45%

As of June 30, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $9.3 million. The following table sets forth the maturity of these certificates as of June 30, 2019.

At June 30, 2019
(In thousands)
Maturity Period:
Three months or less	$1,524
Over three through six months	512
Over six through twelve months	717
Over twelve months	6,573
Total	$9,326

Borrowings. As of June 30, 2019, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow $73.7 million. At June 30, 2019, we had Federal Home Loan Bank of Chicago advances totaling $44.2 million. In addition, we have a $5.0 million line of credit with U.S. Bank. No amount was outstanding on this line of credit at June 30, 2019.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended June 30,	At or For the Nine Months Ended June 30,		At or For the Year Ended September 30,
	2019	2018	2017	2017
	(Dollars in thousands)
Balance outstanding at end of period	$44,200	$46,000	$6,500	$22,700
Weighted average interest rate at the end of period	2.49%	1.92%	1.20%	1.21%
Maximum amount of borrowings outstanding at any month end during the period	$61,700	$46,000	$6,500	$22,700
Average balance outstanding during the period	$46,756	$29,758	$1,678	$4,625
Weighted average interest rate during the period	2.47%	1.59%	0.89%	1.14%

Subsidiary Activities

Equitable Investment Corp. is The Equitable Bank’s only active subsidiary. Equitable Investment Corp. is a Nevada corporation that holds all of the investment securities of The Equitable Bank.

Personnel

As of June 30, 2019, we had 93 full-time employees and 23 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

TAXATION

The Equitable Bank, TEB MHC and TEB Bancorp, Inc. are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to TEB MHC, TEB Bancorp, Inc. and The Equitable Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, The Equitable Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal income tax returns. TEB Bancorp, Inc. and The Equitable Bank intend to file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, The Equitable Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Minimum Tax. For tax years beginning before 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Prior payments of alternative minimum tax create AMT credits that may be used to offset as credits against regular tax liabilities in future years. In addition, these AMT credits are refundable for any taxable year beginning after 2017 and before 2021 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. As of June 30, 2019, The Equitable Bank has $61,000 of minimum tax credit carryforward to utilize in the future. The credit is not subject to expiration.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2018, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2019, The Equitable Bank had approximately $32.7 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2019, The Equitable Bank had no capital loss carryovers.

Corporate Dividends. TEB Bancorp, Inc. may generally exclude from its income 100% of dividends received from The Equitable Bank as a member of the same affiliated group of corporations.

State Taxation

As a Maryland business corporation, TEB Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the state of Maryland.

TEB MHC and TEB Bancorp, Inc. are subject to the Wisconsin corporate franchise (income) tax.  The State of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable income of the members of a consolidated income tax group.

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. However, losses originated in taxable years beginning before 2009 may be carried forward to tax years beginning before 2032. At June 30, 2019, The Equitable Bank had approximately $47.5 million of Wisconsin net business loss carryforwards.

SUPERVISION AND REGULATION

General

As a state savings bank, The Equitable Bank is subject to examination, supervision and regulation, primarily by the WDFI and by the Federal Deposit Insurance Corporation. The state and federal systems of regulation and supervision establish a comprehensive framework of activities in which The Equitable Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, and not for the protection of security holders.

The Equitable Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, The Equitable Bank is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

As a bank holding company, TEB Bancorp, Inc. is subject to examination and supervision by, and be required to file certain reports with, the Federal Reserve Board. TEB Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws, and certain state securities laws.

Set forth below are certain material regulatory requirements that are applicable to The Equitable Bank and TEB Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on The Equitable Bank and TEB Bancorp, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on TEB Bancorp, Inc., The Equitable Bank and their operations.

Consent Order

In 2010, we entered into a Consent Order with the WDFI and the Federal Deposit Insurance Corporation, which was subsequently amended in 2012. The amended Consent Order was aimed at strengthening our management and enhancing board participation, increasing our regulatory capital and improving asset quality and our budget process. Among other things, the amended Consent Order required us to achieve, within 90 days of February 15, 2012, minimum capital ratios of (1) Tier 1 capital as a percentage of total assets (which is currently considered Tier 1 leverage capital as a percentage of total average assets under existing capital regulations) of 8.00% and (2) total capital as a percentage of risk-weighted assets (which is currently total risk-based capital as a percentage of risk-weighted assets under existing capital regulations) of 12.00%.

The amended Consent Order was terminated by the WDFI and the Federal Deposit Insurance Corporation on June 19, 2019.

Troubled Condition Status

The Equitable Bank was previously designated as being in “Troubled Condition” under the rules and regulations of the Federal Deposit Insurance Corporation. As a result of this designation, we were required to notify the Federal Deposit Insurance Corporation at least 30 days prior to the addition or replacement of a board member, or the employment or change in responsibilities of anyone who is, who will become, or performs the duties of a senior executive officer. Furthermore, we were required to file an application with, and receive the consent of, the Federal Deposit Insurance Corporation, prior to our entering into any agreement to pay and prior to making certain severance payments to our directors, officers and employees.

Other Events

On June 14, 2019, The Equitable Bank entered into a written agreement with the WDFI and the FDIC.

At June 30, 2019, our Tier 1 leverage capital as a percentage of total average assets was 8.55% and our total risk-based capital as a percentage of risk-weighted assets was 14.01%.

Intrastate and Interstate Merger and Branching Activities

Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the WDFI, establish one or more branch offices in the state of Wisconsin and the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon WDFI approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.

Federal Law and Regulation.  The Interstate Banking Act permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law. The Interstate Banking Act, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch.

Loans and Investments

Wisconsin Law and Regulations.  Under Wisconsin law and regulation, The Equitable Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of the savings bank’s total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on total assets.

Wisconsin savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the WDFI, compliance with capital requirements and certain other restrictions, Wisconsin savings banks may invest in residential housing development projects. Wisconsin savings banks may also invest in service corporations or subsidiaries with the prior approval of the WDFI, subject to certain restrictions.

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2019, The Equitable Bank had four borrowers with outstanding balances in excess of the loans-to-one borrower limit; such loans were originated when we had higher levels of capital, and, as such, are deemed to comply with our loans-to-one-borrower limit.

Federal Law and Regulation. Federal Deposit Insurance Corporation regulations also govern the equity investments of The Equitable Bank and, notwithstanding Wisconsin law and regulations, such regulations prohibit The Equitable Bank from making certain equity investments and generally limit The Equitable Bank’s equity investments to those that are permissible for national banks and their subsidiaries. Also, under Federal Deposit Insurance Corporation regulations, The Equitable Bank must obtain prior Federal Deposit Insurance Corporation approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The Federal Deposit Insurance Corporation will not approve an activity that it determines presents a significant risk to the Federal Deposit Insurance Corporation insurance fund. The current activities of The Equitable Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of The Equitable Bank, such as TEB Bancorp, Inc., are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See “—Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulation.  Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

Federal Law and Regulation. The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as The Equitable Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and loan documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, 65% of the value of the collateral;

•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory loan-to-value limit is 75%;

•	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the supervisory limit is 85%.

Although no supervisory loan-to-value limit has been established for permanent mortgages on owner-occupied, one- to four-family or home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Deposits

Wisconsin Law and Regulation.  Under Wisconsin law, The Equitable Bank is permitted to establish deposit accounts and accept deposits. The Equitable Bank’s board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to Federal Deposit Insurance Corporation limitations.

Deposit Insurance

Wisconsin Law and Regulation.  Under Wisconsin law, The Equitable Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of The Equitable Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

Federal Law and Regulation.  The Equitable Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Equitable Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000 per depositor.

The Federal Deposit Insurance Corporation imposes deposit insurance assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates.  Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years.  That system was effective in 2016 and replaces a system under which each institution was assigned to a risk category.  Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital.  The current scale, also effective in 2016, is a reduction from the previous range of 2.5 to 45 basis points.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The existing system represents a change, required by the Dodd-Frank Act, from the Federal Deposit Insurance Corporation’s prior practice of basing the assessment on an institution’s aggregate deposits.

The Federal Deposit Insurance Corporation has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of The Equitable Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at The Equitable Bank.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO matured in 2019. For the quarter ended June 30, 2019, the annualized FICO assessment, which was the final assessment collected, was equal to 0.12 basis points of total assets less tangible capital.

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2019, The Equitable Bank’s net worth ratio, as calculated under Wisconsin law DFI-SB 1.03(9), was 7.9%.

Federal Law and Regulation. Federal regulations require Federal Deposit Insurance Corporation insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).   The Equitable Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk.  The Federal Deposit Insurance Corporation has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

The Equitable Bank is “well capitalized” for regulatory capital purposes.

Safety and Soundness Standards

Each federal banking agency, including the Federal Deposit Insurance Corporation, has adopted guidelines establishing general standards relating to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits, and information security. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The Federal Deposit Insurance Corporation may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

The Equitable Bank is considered “well capitalized” for regulatory capital purposes.

Dividends

Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirements may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. In addition, prior WDFI approval is required before dividends exceeding 50% of net profits for any calendar year may be declared and before a stock dividend may be declared out of retained earnings.

The Federal Deposit Insurance Corporation has the authority to prohibit The Equitable Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of The Equitable Bank. Institutions may not pay dividends if they would be “undercapitalized” following payment of the dividend within the meaning of the prompt corrective action regulations.

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2019, The Equitable Bank’s Required Liquidity Ratio was 8%, and The Equitable Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2019, The Equitable Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, The Equitable Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including The Equitable Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2019, a depository institution is required to maintain average daily reserves equal to 3% on the first $124.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) is exempt from the reserve requirements. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of June 30, 2019, The Equitable Bank met its Regulation D reserve requirements.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person (including a director, officer, the spouse of either and a member of the immediate family of such person who is living in the same residence), agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as under the rules of the WDFI and regulations of the Federal Deposit Insurance Corporation. In addition, unless the prior approval of the WDFI is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

Federal Law and Regulation.  Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as The Equitable Bank, and any of its affiliates, including TEB Bancorp, Inc. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

An affiliate of a savings bank is any company or entity that controls, is controlled by or is under common control with the savings bank. A subsidiary of a savings bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the savings bank for the purposes of Sections 23A and 23B; however, the Federal Deposit Insurance Corporation has the discretion to treat subsidiaries of a savings bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans and other extensions of credit by a savings bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any affiliate transactions by a savings bank must be on terms that are substantially the same, or at least as favorable, to the savings bank as those that would be provided to a non-affiliate, and be consistent with safe and sound banking practices.

A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks (which is generally 15% of capital and surplus). Aggregate loans by a savings bank to its insiders and insiders’ related interests in the aggregate may not exceed the savings bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

An exception to the requirement for non-preferable terms is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank. For a description of The Equitable Bank’s employee loan program for full-time employees, see “Management—Transactions with Related Persons.”

Transactions Between Bank Customers and Affiliates

Wisconsin savings banks, such as The Equitable Bank, are subject to the prohibitions on certain tying arrangements. Subject to certain exceptions, a savings bank is prohibited from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Examinations and Assessments

The Equitable Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and the Federal Deposit Insurance Corporation.  Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $1 billion, which are examined every 18 months.  Recent legislation extended the asset threshold for the 18-month examination cycle to $3 billion of assets. The Equitable Bank is required to pay examination fees and annual assessments to fund its supervision.

Customer Privacy

Under Wisconsin and federal law and regulations, savings banks, such as The Equitable Bank, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

Community Reinvestment Act

Under the Community Reinvestment Act, The Equitable Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of The Equitable Bank, to assess The Equitable Bank’s record of meeting the credit needs of its community and to take that record into account in the Federal Deposit Insurance Corporation’s evaluation of certain applications by The Equitable Bank. For example, the regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching or merger) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, The Equitable Bank was rated “satisfactory” with respect to its Community Reinvestment Act compliance.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 11 Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

The Equitable Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. The Equitable Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $2.1 million at June 30, 2019.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2019, The Equitable Bank had $44.2 million in advances from the Federal Home Loan Bank of Chicago.

Other Regulations

Interest and other charges collected or contracted for by The Equitable Bank are subject to state usury laws and federal laws concerning interest rates. The Equitable Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of The Equitable Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

Holding Company Regulation

General. TEB Bancorp, Inc. and TEB MHC are bank holding companies within the meaning of the Bank Holding Company of 1956. As such, TEB Bancorp, Inc. and TEB MHC are registered with the Federal Reserve Board and be subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over TEB Bancorp, Inc., TEB MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Capital. Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for The Equitable Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and recent legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized.

The regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of TEB Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Waivers of Dividends by TEB MHC.   TEB Bancorp, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay dividends to TEB MHC, unless TEB MHC elects to waive the receipt of dividends. Current Federal Reserve Board policy restricts a mutual holding company that is regulated as a bank holding company from waiving the receipt of dividends paid by its subsidiary holding company. Accordingly, it is unlikely that TEB MHC would be able to waive the receipt of dividends paid by TEB Bancorp, Inc.

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with TEB Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Securities Laws

TEB Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. TEB Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The JOBS Act, which was enacted in 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” TEB Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, TEB Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “non-accelerated filer” and a “smaller reporting company,” respectively, under Securities and Exchange Commission regulations (generally less than $75 million and $250 million, respectively, of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. TEB Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

ITEM 1A.	Risk Factors

Not applicable, as TEB Bancorp, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of June 30, 2019, the net book value of our office properties was $7.2 million. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
2290 N. Mayfair Road Wauwatosa, Wisconsin 53226	Owned	1993	$1,750

Other Properties:
West Allis
7400 W. Oklahoma Avenue West Allis, Wisconsin 53219	Owned	1992	$194

Whitefish Bay
705 E. Silver Spring Drive Whitefish Bay, Wisconsin 53217	Leased	2004	$9

Hales Corner
5225 S. 108th Street Hales Corners, Wisconsin 53130	Owned	1982	$325

Waterford
701 Trailview Court Waterford, Wisconsin 53185	Owned	2008	$1,567

Delafield
N15 W30921 Golf Road Delafield, Wisconsin 53018	Owned	2007	$3,305

Cedarburg (Mortgage Lending Office)
W62 N244 Washington Avenue Suite A-101 Cedarburg, Wisconsin 53012	Leased	2012	$—

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Pink Marketplace under the symbol “TBBA.” As of September 26, 2019, we had 242 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 2,624,343 shares of common stock outstanding. The following table sets forth market price information for our common stock beginning with the completion of our stock offering. We did not declare a dividend for the period listed.

	Price Per Share
2019	High	Low
Quarter ended June 30 (beginning May 6)	$11.00	$8.76

We do not currently intend to pay cash dividends to our stockholders, and no assurances can be given that any such dividends will be paid in the future. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the ability of mutual holding companies to waive of dividends; and general economic conditions.

We are subject to state law limitations and federal bank regulatory policy on any future payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, The Equitable Bank’s ability to pay dividends to TEB Bancorp, Inc. will be limited if The Equitable Bank does not have the capital conservation buffer required by regulatory capital rules, which may limit our ability to pay dividends to stockholders. See “Regulation and Supervision—Dividends.”

If TEB Bancorp, Inc. pays dividends to its stockholders, it will likely pay dividends to TEB MHC. The Federal Reserve Board’s current policy restricts the ability of mutual holding companies that are regulated as bank holding companies to waive dividends declared by their subsidiaries. Accordingly, we do not currently anticipate that TEB MHC will waive dividends paid by TEB Bancorp, Inc.

On April 30, 2019, TEB Bancorp, Inc. completed the sale of 1,309,547 shares of its common stock, par value $0.01 per share, for an aggregate offering price of $13,095,470, in connection with the mutual holding company reorganization of The Equitable Bank. As of June 30, 2019, TEB Bancorp, Inc. had invested $10.5 million of the net proceeds it received from the sale into the Bank's operations and has retained the remaining amount for general corporate purposes. The stock offering commenced on February 4, 2019 and ended on April 30, 2019.

The effective date of TEB Bancorp, Inc.’s registration statement (Commission No. 333-227307) was February 11, 2019. TEB Bancorp, Inc. registered for offer and sale 1,583,826 shares of common stock, par value $0.01, at a sales price of $10.00 per share, with an aggregate price of the offering amount registered of $15,838,260.

The selling agent who assisted TEB Bancorp, Inc. in the sale of its common stock was FIG Partners, LLC (“FIG”).  For its services in the subscription and community offerings, FIG received (i) a refundable management fee of $25,000 and (ii) a success fee of $250,000 for shares of common stock sold in the subscription and community offerings. The success fee was reduced by the management fee.

From the effective date of the registration statement until June 30, 2019 TEB Bancorp, Inc. incurred expenses in connection with the offer and sale of the common stock totaling $1.6 million, resulting in net proceeds to TEB Bancorp, Inc. of $11.4 million. The Bank utilized $100,000 of proceeds received from the offering as initial capitalization of TEB MHC.

There were no sales of unregistered securities during the quarter ended June 30, 2019.

There were no repurchases of shares of TEB Bancorp, Inc.’s common stock during the three months ended June 30, 2019.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of TEB Bancorp, Inc. and The Equitable Bank, S.S.B. The financial condition data at June 30, 2019 and 2018, and the operating data for the fiscal year ended June 30, 2019 and the nine months ended June 30, 2018 were derived from the audited consolidated financial statements of TEB Bancorp, Inc. included elsewhere in this annual report. The information at and for the years ended September 30, 2017, 2016 and 2015 was derived in part from audited financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At June 30,		At September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$312,248	$313,424	$307,840	$304,613	$296,990
Cash and cash equivalents	5,631	6,134	5,618	4,825	5,875
Available for sale securities	20,542	20,906	20,650	23,574	21,628
Loans, net of allowance for loan losses	259,873	263,999	262,073	253,302	249,442
Loans held for sale	7,080	6,416	4,062	9,896	2,425
Other real estate owned, net	4,080	3,957	4,371	1,997	4,543
Premises and equipment, net	8,165	8,252	8,328	8,554	8,679
Federal Home Loan Bank stock	2,061	2,070	1,141	840	1,697
Deposits	234,561	244,463	260,511	277,872	264,593
Borrowings	44,200	46,000	22,700	500	7,500
Deferred tax asset valuation allowance	10,868	10,503	14,353	14,769	13,855
Total equity	24,408	14,102	14,390	13,399	15,791

	For the Year Ended June 30,	For the Nine Months Ended June 30,		For the Years Ended September 30,
	2019	2018	2017	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest income	$12,530	$8,822	$8,760	$11,736	$11,620	$11,887
Interest expense	2,673	1,256	936	1,265	1,165	989
Net interest income before provision for loan losses	9,857	7,566	7,824	10,471	10,455	10,898
Provision for loan losses	—	425	—	—	2,125	—
Net interest income after provision for loan losses	9,857	7,141	7,824	10,471	8,330	10,898
Non-interest income	2,598	1,895	1,946	2,612	3,189	2,910
Non-interest expenses	12,909	10,063	9,794	12,871	13,417	14,416
Income (loss) before income tax expense (benefit)	(454)	(1,027)	(24)	212	(1,898)	(608)
Income tax expense (benefit)	(55)	(425)	—	—	(224)	—
Net income (loss)	$(399)	$(602)	$(24)	$212	$(1,674)	$(608)

	At or For the Year Ended June 30,	At or For the Nine Months Ended June 30, (1)		At or For the Years Ended September 30,
	2019	2018	2017	2017	2016	2015
Performance Ratios:
Return (loss) on average assets	-0.13%	-0.27%	-0.01%	0.07%	-0.56%	-0.20%
Return (loss) on average equity	-2.50%	-5.72%	-0.24%	1.60%	-10.54%	-3.67%
Interest rate spread (2)	3.37%	3.57%	3.65%	3.68%	3.71%	4.01%
Net interest margin (3)	3.44%	3.61%	3.68%	3.71%	3.74%	4.02%
Non-interest expenses to average assets	4.21%	4.48%	4.33%	4.26%	4.48%	4.75%
Efficiency ratio (4)	103.64%	106.37%	100.25%	98.39%	98.34%	104.40%
Average interest-earning assets to average interest-bearing liabilities	107.59%	106.10%	106.35%	106.15%	106.18%	103.45%
Earnings per share	$-0.15	N/A	N/A	N/A	N/A	N/A
Dividend payout ratio	—%	N/A	N/A	N/A	N/A	N/A

Capital Ratios:
Average equity to average assets	5.20%	4.68%	4.38%	4.38%	5.30%	5.46%
Tangible capital equity to total assets	7.82%	4.50%	4.27%	4.67%	4.40%	5.32%
Total capital to risk weighted assets	14.01%	8.90%	9.10%	9.24%	9.26%	9.85%
Tier 1 capital to risk weighted assets	13.36%	8.23%	8.15%	8.29%	8.00%	8.60%
Common equity tier 1 capital to risk weighted assets	13.36%	8.23%	8.15%	8.29%	8.00%	8.60%
Tier 1 capital to average assets	8.55%	5.46%	5.37%	5.46%	5.42%	6.04%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.50%	0.50%	0.73%	0.71%	1.74%	1.03%
Allowance for loan losses as a percentage of non-performing loans	84.86%	91.68%	130.32%	106.47%	57.47%	153.09%
Net (charge-offs) recoveries to average outstanding loans during the period	-0.01%	-0.51%	-1.78%	-1.01%	-0.09%	-0.55%
Non-performing loans as a percentage of total loans	0.58%	0.54%	0.56%	0.67%	3.03%	0.67%
Non-performing loans as a percentage of total assets	0.49%	0.46%	0.48%	0.57%	2.56%	0.57%
Total non-performing assets as a percentage of total assets	1.80%	1.72%	2.06%	1.99%	3.22%	2.10%

Other:
Number of banking offices	6	6	6	6	6	6
Number of loan production offices	1	1	1	1	1	1
Number of full-time equivalent employees	105	106	107	109	107	105

(1)	Annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Total assets decreased $1.2 million, or 0.4%, to $312.2 million at June 30, 2019 from $313.4 million at June 30, 2018, primarily reflecting decreases in loans held for investment and cash and cash equivalents. Total deposits decreased $9.9 million, or 4.1%, to $234.6 million at June 30, 2019 from $244.5 million at June 30, 2018. The decrease was due to a decrease in interest-bearing savings and NOW accounts, which decreased $11.6 million, or 14.2%, to $70.4 million at June 30, 2019 from $82.0 million at June 30, 2018, and a decrease in certificates of deposit, which decreased $11.2 million, or 11.4%, to $86.8 million at June 30, 2019 from $97.9 million at June 30, 2018.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $1.8 million, or 3.9%, to $44.2 million at June 30, 2019 from $46.0 million at June 30, 2018. We had to rely on borrowings to fund our operations in recent periods as a result of certificate of deposit runoff, as described below.

Net loss was $399,000 for the year ended June 30, 2019, compared to net loss of $602,000 for the nine months ended June 30, 2018. The decreased loss was due to an increase in net interest income and non-interest income during the year ended June 30, 2019, and a recognition of an income tax benefit of $55,000 for the year ended June 30, 2019, compared to an income tax benefit of $425,000 for the nine months ended June 30, 2018. Net interest income increased $2.3 million, or 30.3%, to $9.9 million for the year ended June 30, 2019 from $7.6 million for the nine months ended June 30, 2018, primarily as a result of the differing lengths of comparable periods as well as a higher average balance of loans. Non-interest income increased by $703,000, or 37.1% to $2.6 million for the year ended June 30, 2019 from $1.9 million for the nine months ended June 30, 2018, primarily resulting from a $540,000, or 55.0%, increase in gain on sales of mortgage loans. Non-interest expenses increased $2.8 million, or 28.3%, to $12.9 million for the year ended June 30, 2019 compared to $10.1 million for the nine months ended June 30, 2018. We recognized a $55,000 income tax benefit for the year ended June 30, 2019 and an income tax benefit of $425,000 for the nine months ended June 30, 2018.

In recent periods prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. An increase in interest rates will present us with a challenge in managing our interest rate risk. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. As described in “—Management of Market Risk,” we expect that our net interest income and our net economic value would decrease as a result of an instantaneous increase in interest rates. To help manage interest rate risk, we sell longer-term, fixed-rate loans and we intend to diversify our loan portfolio by originating more commercial-related and adjustable-rate loans. See “—Management of Market Risk.”

Change in Fiscal Year

The Equitable Bank changed its fiscal year to June 30 from September 30, effective with the June 30, 2018 fiscal year.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

In 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We determined to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses consists of specific reserves on certain impaired loans from analyses developed through specific credit allocations for individual loans. The specific reserve relates to all loans for which the allowance for loan losses is estimated on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The general reserve is based on our historical loss experience along with consideration of certain qualitative factors such as (i) changes in the nature, volume and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, non-accrual and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values.

There are many factors affecting the allowance for loan losses, some are quantitative while others require qualitative judgment. The allowance for loan losses reflects management’s best estimate of the probable and inherent losses on loans. The adequacy of the allowance for loan losses is reviewed and approved by our board of directors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off.

As an integral part of their examination process, various regulatory agencies review the allowance for loan losses as well. Such agencies may require that changes in the allowance for loan losses be recognized when such regulatory credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We recognize the tax effects from an uncertain tax position in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. We recognize interest and penalties accrued or released related to uncertain tax positions in current income tax expense or benefit.

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total assets decreased $1.2 million, or 0.4%, to $312.2 million at June 30, 2019 from $313.4 million at June 30, 2018, primarily reflecting decreases in loans held for investment and cash and cash equivalents.

Cash and cash equivalents decreased $503,000, or 8.2%, to $5.6 million at June 30, 2019 from $6.1 million at June 30, 2018.

Loans held for investment decreased $4.2 million, or 1.6%, to $261.2 million at June 30, 2019 from $265.3 million at June 30, 2018, primarily reflecting decreases in commercial non-owner occupied loans and one- to four-family non-owner occupied loans. Commercial non-owner occupied loans decreased $4.7 million, or 19.4%, to $19.5 million at June 30, 2019 from $24.2 million at June 30, 2018, and one- to four-family non-owner occupied loans decreased $2.9 million, or 12.0%, to $21.0 million at June 30, 2019 from $23.8 million at June 30, 2018. The decrease in commercial non-owner occupied loans resulted from loan payoffs of $4 million and loan paydowns. These decreases were partially offset by an increase in one- to four-family owner occupied loans of $2.2 million, or 1.8%, to $124.8 million at June 30, 2019 from $122.6 million at June 30, 2018 and an increase in multifamily loans of $2.1 million, or 3.0%, to $73.2 million at June 30, 2019 from $71.1 million at June 30, 2018.

Loans held for sale increased $663,000, or 10.3%, to $7.1 million at June 30, 2019 from $6.4 million at June 30, 2018. We currently sell a majority of the fixed-rate one- to four-family residential real estate loans that we originate. The balances at any month end vary based on the timing and volume of loan originations and sales.

Total deposits decreased $9.9 million, or 4.1%, to $234.6 million at June 30, 2019 from $244.5 million at June 30, 2018. The decrease was due to a decrease in certificates of deposit, which decreased $11.2 million, or 11.4%, to $86.8 million at June 30, 2019 from $97.9 million at June 30, 2018, and a decrease in interest-bearing savings and NOW accounts, which decreased $11.6 million, or 14.2%, to $70.4 million at June 30, 2019 from $82.0 million at June 30, 2018, due to customary balance fluctuations. In recent periods prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. Partially offsetting these decreases, we experienced a $12.9 million, or 20.0%, increase in demand deposits to $77.4 million at June 30, 2019 from $64.5 million at June 30, 2018.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $1.8 million, or 3.9%, to $44.2 million at June 30, 2019 from $46.0 million at June 30, 2018. We have had to rely on borrowings to fund our operations in recent periods as a result of deposit runoff, described above.

Total equity increased $10.3 million, or 73.1%, to $24.4 million at June 30, 2019 from $14.1 million at June 30, 2018 as a result of the net proceeds from the recent mutual holding company and related stock offering.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale.

	For the Year Ended June 30, 2019				For the Nine Months Ended June 30, 2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$261,008	$11,762	4.51%	$256,160	$8,346	4.34%
Securities	20,989	591	2.82%	20,687	432	2.79%
Federal Home Loan Bank of Chicago stock	2,215	122	5.51%	1,416	30	2.79%
Other	2,594	55	2.11%	1,462	14	1.24%
Total interest-earning assets	286,806	12,530	4.37%	279,725	8,822	4.21%
Non-interest-earning assets	20,386			19,799
Total assets	$307,192			$299,524

Interest-bearing liabilities:
Demand deposits	$47,508	28	0.06%	$46,732	21	0.06%
Savings and NOW deposits	80,994	65	0.08%	83,937	54	0.09%
Certificates of deposit	90,498	1,407	1.55%	102,987	823	1.07%
Total interest-bearing deposits	219,000	1,500	0.69%	233,656	898	0.51%
Borrowings	47,569	1,173	2.47%	29,983	358	1.59%
Other	1	0	0.00%	1	0	0.00%
Total interest-bearing liabilities	266,570	2,673	1.00%	263,640	1,256	0.64%
Non-interest-bearing liabilities	24,634			22,070
Total liabilities	291,204			285,710
Total equity	15,988			13,814
Total liabilities and equity	$307,192			$299,524
Net interest income		$9,857			$7,566
Net interest rate spread (2)			3.37%			3.57%
Net interest-earning assets (3)	$20,236			$16,085
Net interest margin (4)			3.44%			3.61%
Average interest-earning assets to interest-bearing liabilities	107.59%			106.10%

(1)	Annualized
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	12 Months Ended June 30, 2019 vs. Nine Months 2018			Nine Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$218	$3,198	$3,416	$(49)	$88	$39
Securities	8	151	159	(28)	25	(3)
Federal Home Loan Bank of Chicago stock	44	48	92	12	11	23
Other	24	17	41	(13)	16	3
Total interest-earning assets	294	3,414	3,708	(78)	140	62

Interest-bearing liabilities:
Demand deposits	0	7	7	1	—	1
Savings and NOW deposits	(2)	13	11	(5)	(1)	(6)
Certificates of deposit	(194)	778	584	(199)	178	(21)
Total interest-bearing deposits	(196)	798	602	(203)	177	(26)
Borrowings	434	381	815	338	8	346
Other	—	—	—	—	—	—
Total interest-bearing liabilities	238	1,179	1.417	135	185	320

Change in net interest income	$56	$2,235	$2,291	$(213)	$(45)	$(258)

Comparison of Operating Results for the Years Ended June 30, 2019 and 2018

General. Net loss was $399,000 for the year ended June 30, 2019, compared to net loss of $602,000 for the nine months ended June 30, 2018. The decreased loss was due to an increase in net interest income and an increase in non-interest income, described in more detail below.

Interest Income. Interest income increased $3.7 million, or 42.0%, to $12.5 million for the year ended June 30, 2019 compared to $8.8 million for the nine months ended June 30, 2018. Interest income on loans, which is our primary source of interest income, increased $3.4 million, or 40.9%, to $11.8 million for the year ended June 30, 2019 compared to $8.3 million for the nine months ended June 30, 2018. Our annualized average yield on loans increased 17 basis points to 4.51% for the year ended June 30, 2019 from 4.34% for the nine months ended June 30, 2018, reflecting recent increases in market interest rates. The average balance of loans also increased by $4.8 million, or 1.9%, to $261.0 million for the year ended June 30, 2019 from $256.2 million for the nine months ended June 30, 2018.

Interest Expense. Interest expense increased $1.4 million, or 112.8%, to $2.7 million for the year ended June 30, 2019 compared to $1.3 million for the nine months ended June 30, 2018, due to both the differing lengths of comparable periods and increases in interest expense on borrowings and deposits.

Interest expense on borrowings increased $814,000 to $1.2 million for the year ended June 30, 2019 from $358,000 for the nine months ended June 30, 2018. This increase resulted from the differing lengths of comparable periods as well as increases in both the average balance of borrowings and the average rate we paid on borrowings. The average balance of borrowings increased $17.6 million to $47.6 million for the year ended June 30, 2019 from $30.0 million for the nine months ended June 30, 2018, and the annualized average rate we paid on borrowings increased 88 basis points to 2.47% for the year ended June 30, 2019 from 1.59% for the nine months ended June 30, 2018. As described above, during the year ended June 30, 2019 and the nine months ended June 30, 2018, we relied on borrowings to fund our operations as a result of certificate of deposit runoff. The increase in rates paid on borrowings reflects recent increases in market interest rates.

Interest expense on deposits increased $602,000, or 67.1%, to $1.5 million for the year ended June 30, 2019 from $898,000 for the nine months ended June 30, 2018. Specifically, interest expense on certificates of deposit increased $584,000, or 71.0%, to $1.4 million for the year ended June 30, 2019 from $823,000 for the nine months ended June 30, 2018. This increase resulted from an increase in the annualized average rate we paid on certificates of deposit, which increased 48 basis points to 1.55% for the year ended June 30, 2019 from 1.07% for the nine months ended June 30, 2018. The increase in rates paid on certificates of deposit reflects recent increases in market interest rates. Additionally, as described above, in recent periods we have generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings.

Net Interest Income. Net interest income increased $2.3 million, or 30.3%, to $9.9 million for the year ended June 30, 2019 from $7.6 million for the nine months ended June 30, 2018, primarily as a result of the differing lengths of comparable periods as well as a higher average balance of loans. Our net interest rate spread decreased by 20 basis points to 3.37% for the year ended June 30, 2019 from 3.57% for the nine months ended June 30, 2018, and our net interest margin decreased by 17 basis points to 3.44% for the year ended June 30, 2019 from 3.61% for the nine months ended June 30, 2018, as our cost of funds increased faster than the increase in the yield earned on interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “—Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for the year ended June 30, 2019 and a provision for loan losses of $425,000 for the nine months ended June 30, 2018. Our allowance for loan losses remained unchanged at $1.3 million at June 30, 2019 and 2018. The allowance for loan losses to total loans remained relatively unchanged at 0.50% at June 30, 2019 and 2018, and the allowance for loan losses to non-performing loans decreased to 84.86% at June 30, 2019 from 91.68% at June 30, 2018. The decrease in the provision for loan losses resulted from our taking a $979,000 charge-off during the first calendar quarter of 2018 in connection with a commercial real estate loan with a balance of $4.4 million.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Year Ended June 30,	Nine Months Ended June 30,	Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Service fees on deposits	$467	$335	$132	39.4%
Service fees on loans	276	144	132	91.7
Gain on sale of mortgage loans	1,523	982	541	55.1
Income on sale of uninsured products	321	260	61	23.5
Gain (loss) on sale of other real estate owned	(23)	146	(169)	(116.0)
Other	34	28	6	21.4
Total non-interest income	$2,598	$1,895	$703	37.1%

Service fees on loans increased as a result of an increase in prepayment penalties and late charges collected during the year ending June 30, 2019. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased as we sold $105.3 million of mortgage loans during the year ended June 30, 2019 compared to $78.7 million of such sales during the nine months ended June 30, 2018. Income on sale of uninsured products increased primarily as a result of the differing lengths of comparable periods. Gain on sale of other real estate owned decreased as we did not make any sales of other real estate during the year ended June 30, 2019 in excess of the principal balance and we sold two one- to four-family residential real estate properties during the nine months ended June 30, 2018 in excess of the principal balance.

Non-interest Expenses. Non-interest expenses information is as follows.

	Year Ended June 30,	Nine Months Ended June 30,	Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$7,425	$5,736	$1,689	29.5%
Occupancy	1,930	1,415	515	36.4
Advertising	279	173	106	61.3
Data processing services	1,218	894	324	36.3
FDIC assessment	458	345	113	32.8
Cost of operations of other real estate owned	125	483	(358)	(74.2)
Insurance	161	122	39	31.9
Professional Fees	427	279	148	53.3
Other	886	617	269	43.6
Total non-interest income	$12,909	$10,064	$2,845	28.3%

Compensation and benefits expense increased primarily as a result of the differing lengths of comparable periods. Advertising expense increased due to the costs of advertising being lower higher than amounts previously accrued for the nine months ending June 30, 2018. Cost of operations of other real estate owned decreased due to less write offs on other real estate loans during the year ending June 30, 2019. Professional fee expenses increased for the year ended June 30, 2019 due to the increased costs of audit as a public company.

Income Tax Expense. We recognized an income tax benefit of $55,000 for the year ended June 30, 2019 and recognized an income tax benefit of $425,000 for the nine months ended June 30, 2018. The tax benefit for the nine months ended June 30, 2018 was due to the effects of the enactment of the Tax Cuts and Jobs Act of 2017.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee, consisting of members of our senior management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The board of directors receives a monthly report from the Asset/Liability Management Committee. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changes in interest rates.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The following represent our primary strategies to manage our interest rate risk:

•	selling our longer-term, fixed-rate loans into the secondary market;

•	limiting our reliance on non-core/wholesale funding sources;

•	growing our volume of transaction deposit accounts; and

•	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases in market interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below set forth, as of June 30, 2019 (the latest date for which information is available), the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2019
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$10,542	2.83%
+200	10,541	2.82%
Level	10,252	0.00%
-200	9,361	(8.69)%
-400	9,043	(11.79)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.82% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 8.69% decrease in net interest income. At May 31, 2018 in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 1.78% decrease in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.67%% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (net economic value or “NEV”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases or decreases instantaneously by 200 and 400 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below set forth, as of June 30, 2019 (the most recent date for which information is available), the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2019
				NEV as a Percentage of Present Value of Assets (3)
Change in		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NEV		NEV	(Decrease)
Interest points) (1)	NEV (2)	Amount	Percent	Ratio (4)	(basis points)
		(Dollars in thousands)
+400	$37,149	$(3,222)	(7.98)%	13.50%	53
+200	40,225	(146)	(0.36)%	13.73%	76
—	40,371	—	—%	12.97%	—
-200	34,175	(6,196)	(15.35)%	10.41%	(256)
-400	42,507	2,136	5.29%	12.32%	(65)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2019, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.36% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 15.35% decrease in net economic value. At May 31, 2018, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.22% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.02% increase in net economic value.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income and NEV tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and NEV and will differ from actual results. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At June 30, 2019, we had an $73.7 million line of credit with the Federal Home Loan Bank of Chicago, and had $44.2 million of borrowings outstanding as of that date, and we also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(538,000) and $(1.3) million for the year ended June 30, 2019 and the nine months ended June 30, 2018. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $871,000 and $(4.2) million for the year ended June 30, 2019, and the nine months ended June 30, 2018. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts, borrowings, and net proceeds from the sale of common stock less initial capitalization of TEB MHC, was $(837,000), and $6.0 million for the year ended June 30, 2019 and the nine months ended June 30, 2018.

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

At June 30, 2019, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2019, we had outstanding commitments to originate loans of $18.7 million, and outstanding commitments to sell loans of $41.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2019 totaled $33.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or other borrowings, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the Financial Statements included as Item 8 in this Annual Report for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, including supplemental data, of TEB Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management of TEB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

TEB Bancorp, Inc.’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. TEB Bancorp, Inc.’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of TEB Bancorp, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of TEB Bancorp, Inc. are being made only in accordance with authorizations of management and directors of TEB Bancorp, Inc.; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of TEB Bancorp, Inc.’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no changes made in our internal controls during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, TEB Bancorp, Inc.’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

TEB Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on TEB Bancorp, Inc.’s website at www.theequitablebank.com under “About Us – Investor Relations – Governance – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in TEB Bancorp, Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans

TEB Bancorp, Inc. has no compensation plans under which equity securities are authorized for issuance.

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)	Changes in Control

Management of TEB Bancorp, Inc. knows of no arrangements, including any pledge by any person of securities of TEB Bancorp, Inc., the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of TEB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of TEB Bancorp, Inc. (File No. 333-227307), initially filed with the Securities and Exchange Commission on September 12, 2018)

3.2	Bylaws of TEB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of TEB Bancorp, Inc. (File No. 333-227307), initially filed with the Securities and Exchange Commission on September 12, 2018)

4.1	Form of Common Stock Certificate of TEB Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of TEB Bancorp, Inc. (File No. 333-227307), initially filed with the Securities and Exchange Commission on September 12, 2018)

4.2	Descriptions of Registrant’s Securities

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from TEB Bancorp, Inc.’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.

ITEM 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEB BANCORP, INC.

Date: September 30, 2019	By:	/s/ John P. Matter
John P. Matter
Chief Executive Officer and Chairman of the Board of Directors
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John P. Matter	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 30, 2019
John P. Matter

/s/ Jennifer L. Provancher	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	September 30, 2019
Jennifer L. Provancher

/s/ Charles R. Pittelkow	Vice Chairman of the Board	September 30, 2019
Charles R. Pittelkow

/s/ Joseph J. Becker	Director	September 30, 2019
Joseph J. Becker

/s/ Christopher C. Conlon	Director	September 30, 2019
Christopher C. Conlon

/s/ Otto R. Radke	Director	September 30, 2019
Otto R. Radke

/s/ Julie A. Taylor	Director	September 30, 2019
Julie A. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TEB Bancorp Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEB Bancorp Inc. (the "Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended June 30, 2019 and for the nine month period ended June 30, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for the year ended June 30, 2019 and for the nine month period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

Milwaukee, Wisconsin

September 30, 2019

Baker Tilly Virchow Krause, LLP trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2019 and June 30, 2018

	June 30, 2019	June 30, 2018
ASSETS
Cash and due from banks	$4,617,976	$4,698,851
Federal funds sold	1,012,794	1,435,295
Cash and cash equivalents	5,630,770	6,134,146

Interest bearing deposits in banks	3,674,015	157,459
Available for sale securities - stated at fair value	20,542,118	20,906,087

Loans, less allowance for loan losses of $1,293,965 and $1,324,159 at June 30, 2019 and 2018 respectively	259,873,403	263,998,800
Loans held for sale	7,079,548	6,416,385
Other real estate owned, net	4,080,401	3,957,133
Premises and equipment, net	8,165,274	8,252,426
Federal Home Loan Bank stock	2,061,000	2,070,000
Accrued interest receivable and other assets	1,141,686	1,531,606
TOTAL ASSETS	$312,248,215	$313,424,042

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits
Demand	$77,414,345	$64,528,259
Savings and NOW	70,385,843	81,998,195
Certificates of Deposit	86,761,271	97,937,026
Total Deposits	234,561,459	244,463,480
Federal Home Loan Bank advances	44,200,000	46,000,000
Advance payments by borrowers for property taxes and insurance	3,197,095	3,677,434
Accrued interest payable and other liabilities	5,882,086	5,180,996
Total Liabilities	287,840,640	299,321,910

STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of June 30, 2019 and 2018, respectively)	-	-
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of June 30, 2019, no shares issued or outstanding as of June 30, 2018)	26,243	-
Additional paid in capital	11,319,328	-
Retained earnings, substantially restricted	15,910,369	16,309,708
Accumulated other comprehensive loss	(2,848,365)	(2,207,576)
Total Stockholders' Equity	24,407,575	14,102,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,248,215	$313,424,042

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

	For the year ended June 30,	For the nine months ended June 30,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$11,762,010	$8,346,477
Interest and dividends on investment securities	713,291	462,060
Interest on federal funds sold	44,953	11,447
Interest on deposits in banks	9,903	2,147
Total Interest Income	12,530,157	8,822,131

INTEREST EXPENSE
Interest on deposits	1,500,343	897,885
Interest on Federal Home Loan Bank borrowings	1,172,347	358,208
Interest on federal funds purchased	284	9
Total Interest Expense	2,672,974	1,256,102

Net interest income before provision for loan losses	9,857,183	7,566,029
Provision for loan losses	-	425,000
Net interest income after provision for loan losses	9,857,183	7,141,029

NON-INTEREST INCOME
Service fees on deposits	467,394	335,237
Service fees on loans	275,501	143,599
Gain on sales of mortgage loans	1,522,595	982,318
Income on sale of uninsured products	321,216	260,053
Gain (loss) on sale of other real estate owned	(23,265)	145,439
Other income	34,445	27,604
Total Non-Interest Income	2,597,886	1,894,250

NON-INTEREST EXPENSE
Compensation and benefits	7,425,235	5,735,563
Occupancy	1,930,238	1,414,888
Advertising	278,701	172,810
Data processing services	1,218,325	894,160
FDIC assessment	458,344	345,092
Cost of operations of other real estate owned	124,503	482,577
Insurance	160,881	122,403
Professional Fees	427,483	278,836
Other expenses	885,762	616,684
Total Non-Interest Expenses	12,909,472	10,063,013

Loss before income taxes	(454,403)	(1,027,734)
Income tax (benefit)	(55,064)	(425,422)
NET LOSS	$(399,339)	$(602,312)

Basic loss per share	$(0.15)	*
Diluted loss per share	$(0.15)	*

*  Loss per share for the nine months ended June 30, 2018 is not applicable as no shares were outstanding for that period.

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

	For the year ended June 30,	For the nine months ended June 30,
	2019	2018
Net loss	$(399,339)	$(602,312)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	635,594	(454,903)
Tax effect	(55,112)	-
Change in unfunded pension obligation, net of tax	(1,221,271)	769,287
Other comprehensive income (loss), net of tax	(640,789)	314,384
COMPREHENSIVE LOSS	$(1,040,128)	$(287,928)

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
BALANCES - October 1, 2017	-	$-	$-	$16,457,697	$(2,067,637)	$14,390,060

Comprehensive loss
Net loss				(602,312)		(602,312)
Other Comprehensive Income, net of tax					314,384	314,384
Reclassification due to the adoption of ASU No 2018-02				454,323	(454,323)	-
BALANCES - June 30, 2018	-	$-	$-	$16,309,708	$(2,207,576)	$14,102,132

Comprehensive loss
Net loss				(399,339)		(399,339)
Other Comprehensive Income, net of tax					(640,789)	(640,789)
Issuance of common stock, net of issuance costs of $1,649,899 and initial MHC capitalization of $100,000	2,624,343	26,243	11,319,328			11,345,571
BALANCES - June 30, 2019	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

	For the Year Ended June 30, 2019	For the Nine Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(399,339)	$(602,312)
Adjustments to reconcile net loss to net cash flows from operating activities

Provision for loan losses	-	425,000
Depreciation	555,421	385,352
Amortization and accretion	83,120	34,146
Origination of mortgage loans held for sale	(105,923,418)	(81,064,414)
Proceeds from sales of mortgage loans held for sale	106,782,850	79,692,438
Gain on sale of mortgage loans held for sale	(1,522,595)	(982,318)
(Gain) Loss on sale of other real estate owned, net	23,265	(145,439)
Charge offs of other real estate owned	48,110	380,130
Deferred income tax (benefit) expense	(334,198)	4,206,721
Income tax valuation allowance	364,787	(4,267,899)
Changes in assets and liabilities:
Accrued interest receivable and other assets	304,219	35,391
Accrued interest payable and other liabilities	(520,181)	614,835
Net cash flows from operating activities	(537,959)	(1,288,369)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	1,791,443	1,136,730
Purchase of securities available for sale	(875,000)	(1,881,732)
Change in loans	3,706,548	(2,700,686)
Changes from redemption (purchase) of FHLB stock	9,000	(929,500)
Change in interest bearing deposits in banks	(3,516,556)	(65,659)
Changes from sale on other real estate owned	333,387	591,299
Capital expenditures on other real estate owned	(109,181)	(62,160)
Purchase of premises and equipment, net	(468,269)	(309,777)
Net cash flows from investing activities	871,372	(4,221,485)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(9,902,021)	(16,047,633)
FHLB advance proceeds	1,026,380,000	392,850,000
FHLB advance repayments	(1,028,180,000)	(369,550,000)
Change in advance payments by borrowers for property taxes and insurance	(480,339)	(1,226,430)
Net proceeds from issuance of common stock	11,345,571	-
Net cash flows from financing activities	(836,789)	6,025,937
Net Change in Cash and Cash Equivalents	(503,376)	516,083

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,134,146	5,618,063
CASH AND CASH EQUIVALENTS - END OF YEAR	$5,630,770	$6,134,146

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,536,928	$859,242
Loans transferred to other real estate owned	418,849	349,982

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies

Organization

On April 30, 2019, The Equitable Bank, S.S.B. (the “Bank”) converted to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to a new holding company, TEB Bancorp, Inc. (the “Company”) which sold 1,309,547 shares of common stock to the public at 10.00 per share, representing 49.9% of its outstanding shares of common stock for gross proceeds of approximately $13.1 million. The net proceeds received were approximately $11.4 million after offering costs. TEB Bancorp, Inc is organized as a corporation under the laws of the State of Maryland. The Bank utilized $100,000 of proceeds received from the offering as initial capitalization of TEB MHC. TEB MHC has been organized as a mutual holding company under the laws of the State of Wisconsin and owns 1,314,796 shares, or 50.1% of the outstanding common stock of TEB Bancorp, Inc.

The cost of the reorganization and the issuing of the common stock totaling $1,649,899 were deferred and deducted from the sales proceeds of the offering.

All depositors who had liquidation rights with respect to the Bank as of the effective date of the reorganization continue to have such rights solely with respect to the TEB MHC so long as they continue to hold their deposit accounts with the Bank. In addition, all persons who became depositors of the Bank subsequent to the reorganization will have such liquidation rights with respect to TEB MHC. Additionally, under Wisconsin Department of Financial Institutions (“WDFI”) regulations, a Wisconsin savings bank which has converted from mutual stock form is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.

At June 30, 2019, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank is a state-chartered savings bank providing a full range of financial services. The Bank grants commercial, residential and consumer loans, and accepts deposits from customers primarily in the Metropolitan Milwaukee area, which is in southeastern Wisconsin. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp. and Savings Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an emerging growth company and believes that it will continue to qualify as an emerging growth company.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in a same manner as a private company. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management of the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the pension actuarial assumptions, and the valuation of deferred tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days. The Company maintains amounts due from banks, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost, which approximates fair value.

Securities

Available for sale securities are stated at fair value and unrealized holding gains and losses on available for sale securities are reported as accumulated other comprehensive income (loss), net of applicable deferred income tax and adjusted for any applicable valuation allowance, a separate component of equity. Available for sale securities are written down to market value through operations if an impairment of value is deemed other than temporary due to credit issues. Gains or losses on the sale of securities, if any, are determined on the specific identification method. Securities transactions are recorded on the trade date.

Loans

Loans are carried at the unpaid principal balance adjusted for deferred loan fees and costs and charge-offs. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amounts amortized as an adjustment of the related loan’s yield over the contractual life of the related loan.

Interest on loans is accrued on the unpaid principal balances as earned. Loans are normally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on a loan, it is management’s practice to place such loan on nonaccrual status immediately, rather than delaying such action until the loan becomes 90 days past due. When a loan is placed on nonaccrual, previously accrued and uncollected interest on such loan is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that loan payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and a concession is granted to that borrower that would not otherwise have been considered except for the borrower’s financial difficulties. All TDRs are classified as impaired loans. TDRs may be on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. Loans deemed nonaccrual may return to accrued status based on performance in accordance with terms of the restructuring, generally six months.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payment when due.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. All sales are made without recourse.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALL. The ALL consists of specific reserves on certain impaired loans from analyses developed through specific credit allocations for individual loans. The specific reserve relates to all loans for which the ALL is estimated on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The general reserve is based on the Company’s historical loss experience along with consideration of certain qualitative factors such as (i) changes in the nature, volume and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, non-accrual and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values.

There are many factors affecting the ALL, some are quantitative while others require qualitative judgment. The ALL reflects management’s best estimate of the probable and inherent losses on loans. The adequacy of the ALL is reviewed and approved by the Company’s Board of Directors. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulatory credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

Premises and Equipment, Net

Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization expense is provided on the straight-line method over the estimated useful life of the asset for financial reporting purposes, and the straight-line and accelerated methods for income tax purposes. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the term of the respective lease or the estimated economic life of the improvements.

Other Real Estate Owned, Net

Other real estate owned is initially recorded at the fair market value of the real estate acquired less the estimated costs to sell the real estate at the date title is received, establishing a new cost basis, with any write-down charged to the allowance for loan losses. Costs relating to development or improvement of property are capitalized up to the fair value of the property. Valuations are periodically performed by management and independent third parties and a charge to expense is taken if the carrying value of a property exceeds its fair value less estimated costs to sell. Income and expense related to the operations of other real estate owned is recorded net in “Cost of operations of other real estate owned” as a component of non-interest expenses on the Consolidated Statements of Operations. Gains and losses on the sale of other real estate owned are recorded in “Gain (loss) on sale of other real estate owned” as a component of non-interest income in the Consolidated Statements of Operations.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of FHLB stock based on the Bank’s level of borrowings from the FHLB and other factors, and may invest in additional amounts of FHLB stock. The Bank’s investment in FHLB of Chicago stock meets the minimum amount required by current regulations and is carried at cost, which approximates fair value. FHLB stock is evaluated quarterly for impairment. Based on management’s evaluation, no impairment has been recorded on these securities. Both cash and stock dividends are reported as income.

Defined Benefit Pension Plan

The Bank has a defined benefit pension plan (the “Plan”) covering substantially all of its employees hired prior to March 31, 2012. The benefits are based on years of service and the employee's average monthly pay received during the five highest consecutive calendar years in the last 10 years of employment under the Plan. Management contributes annually the amounts necessary to provide for defined benefit payments upon retirement or death as determined by the Plan's actuary. The Plan was frozen effective March 31, 2012 for all employees. No additional benefits are being accrued for active participants after that date and no new participants will be entered into the Plan.

The Bank records annual amounts relating to the Plan based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality, assumed rates of return, compensation increases and turnover rates. The Bank reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends where appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (loss) and amortized to net periodic pension cost over future periods. The Bank believes that the assumptions utilized in recording its obligations under its plan are reasonable based on its experience and market conditions.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section and changes in the funded status of the pension plan, such items, along with net loss, are components of comprehensive loss.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the tax effects from an uncertain tax position in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued or released related to uncertain tax positions in current income tax expense or benefit.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity

Advertising

Advertising costs are accrued and expensed in the period incurred.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

Going Concern

On February 15, 2012, the Board of Directors of the Bank executed a Stipulation and Consent to the Issuance of an Amended Consent Order (“Amended Order”), jointly issued by the Federal Deposit Insurance Corporation (“FDIC”) and Wisconsin Department of Financial Institutions (“WDFI”). Following completion of the Bank’s reorganization and capital raise as of April 30, 2019, the Bank’s capital levels were above the required 8% for Tier 1 and 12% for Risk Based Capital per the Amended Order. The Amended Order was terminated by the FDIC and the WDFI on June 19, 2019. On June 14, 2019 the Bank entered into an agreement with the WDFI and the FDIC.

The consolidated financial statements were prepared on a going concern basis as of June 30, 2019. With the Bank’s increased capital levels at 8.55% for Tier 1 and 14.03% for Risk Based Capital as of June 30, 2019 from 5.46% for Tier 1 and 8.9% for Risk Based Capital as of June 30, 2018 and due to the termination of the Amended Order, the Bank’s issues that raised substantial doubt as to its ability to continue as a going concern were resolved for the statements as of June 30, 2019. There is no longer substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time from the date of the consolidated financial statements.

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2019, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of September 30, 2019.

Reclassification

Certain June 30, 2018 amounts have been reclassified to conform to the June 30, 2019 presentation. The reclassifications had no effect on reported amounts of consolidated net loss or stockholders’ equity.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU”s) to the FASB Accounting Standards Codification (“ASC”). This section provides a summary description of recent ASUs that had or that management expects may have an impact on the consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 is intended to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Update is effective for the annual periods, beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is not permitted, except for certain provisions of ASU 2016-01, which are not applicable to the Company. In February 2018, the FASB issued ASU 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU 2016-01. Management expects the adoption of ASU 2016-01 and ASU 2018-03 to have no material effect on the Company's consolidated results of operations, financial position or cash flows of the Company.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to 1) recognize a right-of use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; 2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; 3) classify all cash payments within operating activities in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2019 and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company’s leases are operating leases and ASU 2016-02 will require the Company to add them to its consolidated balance sheet. The Company’s operating leases are predominantly related to real estate. Management is currently evaluating other impacts this guidance will have on the consolidated results of operations, financial position and cash flows of the Company.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updates are effective on a retrospective basis for the annual periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of these standards, because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP, or the anticipated revenue recognition outcomes with the adoption of these standards will likely be similar to our current revenue recognition practices. Management is continuing to evaluate its noninterest revenue streams, including deposit related fees, service charges, and income on the sale of uninsured products to determine the potential impact of the adoption on the Company's consolidated financial statements. The Company is expected to use the modified retrospective method for transition, in which the cumulative effect will be recognized at the date of adoption with no restatement of comparative periods presented. The Company expects additional financial statement disclosures of non-interest income revenue streams and associated internal controls to be implemented along with the adoption of these standards. Management expects that the adoption of ASUs 2016-12 and 2014-09 will have no material effect on the consolidated results of operations, financial position or cash flows of the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments. Topic 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. This ASU replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. The update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the potential impact on its consolidated results operations, financial position and cash flows; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in the Company’s accounting for credit losses on financial instruments.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on eight cash flow issues. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted. Management is currently evaluating the potential impact of the provisions of ASU 2016-15, but believes that its adoption will not have a material impact on the consolidated results of operations, financial position or cash flows of the Company.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 applies to all entities that offer employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). The amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this guidance is not expected to have a material impact on the consolidated results of operations, financial position or cash flows of the Company.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. Management is currently evaluating the potential impact of the new standard on the consolidated results of operations, financial position and cash flows of the Company.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)”: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact to the consolidated financial statements is expected.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 1 – Summary of Significant Accounting Policies (cont.)

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments require that an employer disclose an explanation of the reasons for significant gains and losses related to changes in the net benefit obligation for the period. Multiple disclosure requirements are also removed with this amendment, including: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) related party disclosures about significant transactions between the employer or related parties and the plan; and (4) the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs. Additional disclosure requirements contained within Subtopic 715-20 are also clarified. The amendments are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated results of operations, financial position or cash flows of the Company.

NOTE 2 – Loss Per Share

Loss per share is based on net loss divided by the weighted average number of shares outstanding during the period. Loss per share is presented for the period for which shares were outstanding.

	Year Ended June 30, 2019	Nine Months Ended June 30, 2018*
Net loss	$(399,339)	*
Basic potential common shares
Weighted average shares outstanding	2,624,343	*
Basic weighted average shares outstanding	2,624,343	*
Diluted potential common shares	-	*
Diluted weighted average shares outstanding	2,624,343	*
Basic loss per share	$(0.15)	*
Diluted loss per share	$(0.15)	*

*	Loss per share for the nine months ended June 30, 2018 is not applicable as the public offering was completed in April 2019.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 3 – Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer liabilities in an orderly transaction between market participants at the measurement date (exit price) and establishes a framework for measuring fair value.

To determine fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company is able to classify fair value balances based on the observability of those inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

>	Level 1 - Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as listed equities and U.S. Treasury securities.

>	Level 2 - Fair value is based upon quoted prices for similar, but not identical, assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. This also includes quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data.

>	Level 3 - Fair value is based upon financial models using primarily unobservable inputs. Unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Loans The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At June 30, 2019 and June 30, 2018, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs, establishing a new cost basis.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 3 – Fair Value of Financial Instruments (cont.)

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At June 30, 2019 and June 30, 2018, substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2019 and 2018, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$18,878,383	$-	$18,878,383
Mortgage backed securities	-	1,106,138	-	1,106,138
Certificates of deposit	-	557,597	-	557,597
Total	$-	$20,542,118	$-	$20,542,118

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$19,426,437	$-	$19,426,437
Mortgage backed securities	-	1,157,941	-	1,157,941
Certificates of deposit	-	321,709	-	321,709
Total	$-	$20,906,087	$-	$20,906,087

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 3 – Fair Value of Financial Instruments (cont.)

Assets measured at fair value on non-recurring basis:

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Loans, net	$-	$-	$274,750	$274,750
Other real estate owned, net	-	-	4,080,401	4,080,401
Total	$-	$-	$4,355,151	$4,355,151

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Loans, net	$-	$-	$140,765	$140,765
Other real estate owned, net	-	-	3,957,133	3,957,133
Total	$-	$-	$4,097,898	$4,097,898

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance. Accordingly, the fair value disclosures required by the guidance are only indicative of the value of individual financial instruments, as of the dates indicated and should not be considered an indication of the fair value of the Company.

The estimated fair values of financial instruments are as follows:

	June 30, 2019		June 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$5,630,770	$5,630,770	$6,134,146	$6,134,146
Interest bearing deposits in banks	$3,674,015	$3,674,015	$157,459	$157,459
Available for sale securities	$20,542,118	$20,542,118	$20,906,087	$20,906,087
Loans, net	$259,873,403	$256,666,403	$263,998,800	$256,952,400
Loans held for sale	$7,079,548	$7,079,548	$6,416,385	$6,416,385
Federal Home Loan Bank stock	$2,061,000	$2,061,000	$2,070,000	$2,070,000
Accrued interest receivable	$1,000,098	$1,000,098	$879,292	$879,292
FINANCIAL LIABILITIES
Deposits	$234,561,459	$217,705,000	$244,463,480	$220,870,600
Federal Home Loan Bank advances	$44,200,000	$44,200,000	$46,000,000	$46,000,000
Accrued interest payable	$59,489	$59,489	$93,053	$93,053

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 3 – Fair Value of Financial Instruments (cont.)

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

Accrued interest receivable – Due to their short term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

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

Accrued interest payable – Due to their short term nature, the carrying amount approximates fair value and is categorized in level 1 of the fair value hierarchy.

The estimated fair value of fee income on letters of credit at June 30, 2019 and June 30, 2018 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2019 and June 30, 2018.

NOTE 4 – Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank is based upon a percentage of deposits. These requirements approximated $1,532,000 at June 30, 2019 and $1,439,000 at June 30, 2018.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 5 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$18,719,370	$217,627	$58,614	$18,878,383
Mortgage-backed securities	1,065,193	40,945	-	1,106,138
Certificates of deposit	555,000	2,597	-	557,597
Total	$20,339,563	$261,169	$58,614	$20,542,118

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,846,714	$3,291	$423,568	$19,426,437
Mortgage-backed securities	1,162,412	-	4,471	1,157,941
Certificates of deposit	330,000	-	8,291	321,709
Total	$21,339,126	$3,291	$436,330	$20,906,087

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

June 30, 2019
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$208,583	$22	$2,935,133	$58,592	$3,143,716	$58,614
Mortgage backed securities	-	-	-	-	-	-
Certificates of deposit	-	-	-	-	-	-
	$208,583	$22	$2,935,133	$58,592	$3,143,716	$58,614

Management does not believe any individual unrealized loss as of June 30, 2019 represents other than temporary impairment. The Company held $2,935,133, comprised of 12 securities, in obligations of states and political subdivisions at June 30, 2019 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 5 – Available for Sale Securities (cont.)

	June 30, 2018
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$15,856,505	$282,562	$2,045,230	$141,005	$17,901,735	$423,567
Mortgage backed securities	1,157,940	4,472	-	-	1,157,940	4,472
Certificates of deposit	321,709	8,291	-	-	321,709	8,291
	$17,336,154	$295,325	$2,045,230	$141,005	$19,381,384	$436,330

Management does not believe any individual unrealized loss as of June 30, 2018 represents other than temporary impairment. The Company held $2,045,230, comprised of 9 securities, in obligations of states and political subdivisions at June 30, 2018 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of June 30, 2019 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$1,227,514	$1,226,249
Due after one year through 5 years	10,426,113	10,516,390
Due after 5 years through 10 years	6,970,743	7,009,371
Due after 10 years	650,000	683,970
Subtotal	19,274,370	19,435,980
Mortgage backed securities
Due after one year through 5 years	510,155	528,629
Due after 5 years through 10 years	555,038	577,509
Totals	$20,339,563	$20,542,118

During the year ended June 30, 2019 and the nine months ended June 30, 2018, the Company did not sell any available for sale securities. The Company pledged $7,100,000 and $7,410,000 of available for sale securities at June 30, 2019 and 2018, respectively, as collateral on public deposits and for other purposes as required or permitted by law.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 6 – Loans

Major classifications of loans are as follows:

	June 30, 2019	June 30, 2018
Construction, Land, Development	$4,318,845	$4,845,372
1-4 family owner occupied	124,845,322	122,598,962
1-4 family non-owner occupied	20,968,812	23,836,875
Multifamily	73,246,392	71,100,731
Commercial owner occupied	8,508,011	7,351,591
Commercial non-owner occupied	19,502,545	24,211,269
Consumer & Installment	9,777,441	11,378,159

Total Loans	261,167,368	265,322,959
Less:
Allowance for loan losses	(1,293,965)	(1,324,159)

Loans, net	$259,873,403	$263,998,800

Net deferred loan fees are included within the unpaid principal balances above.

The Company engages in a variety of lending activities, including commercial, residential real estate and consumer transactions. The Company focuses its lending activities on individuals, professionals and small to medium sized businesses. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the metropolitan Milwaukee market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. Commercial and industrial loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment.

The Company originates fixed-rate and adjustable-rate real estate-residential mortgage loans for personal purposes that are secured by first liens on the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 6 – Loans (cont.)

The real estate-home equity portfolio primarily consists of variable-rate home equity lines of credit, and to a lesser extent, fixed-rate home equity loans. Risks associated with loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is the greatest risk to repayment.

The Company offers a variety of loans to individuals for personal and household purposes. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and is more likely to decrease in value than real estate. Credit risk in this portfolio is controlled by conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values.

Policies have been established that set standards for the maximum commercial real estate loan amount by type of property, loan terms, pricing structures, loan-to-value limits by property type, as well as policies and procedures for granting exceptions to established underwriting standards.

The Company’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval using such factors as credit scores, debt-to-income ratios and collateral values. Home equity loans and lines of credit are generally governed by the same lending policies.

Origination activities for construction real estate loans are similar to those described above for commercial real estate and residential real estate lending.

The Company has purchased loan participations in which we are not the primary lender. At June 30, 2019 and June 30, 2018, the aggregate amount of purchased participations was $9.1 million and $8.4 million, respectively. The Company has also participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2019 and June 30, 2018 we had participated out portions of loans with aggregate balances of $6.9 million and $4.2 million, respectively.

Non-performing loans are as follows:

	Non-Performing Loans
	June 30, 2019	June 30, 2018
Nonaccrual Loans	$1,524,868	$1,444,404
Total non-performing loans	$1,524,868	$1,444,404

Restructured loans, accruing	$-	$-
Total Impaired Loans	$1,524,868	$1,444,404

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 6 – Loans (cont.)

Impaired loans are as follows as of:

	June 30, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$70,608	$-	$-	$193,601	$-	$113,856	$378,065
Unpaid principal balance	-	70,608	-	-	193,601	-	113,856	378,065
Related allowance	-	5,772	-	-	44,564	-	52,979	103,315

With no related allowance recorded
Recorded investment	$-	$1,132,648	$-	$-	$-	$-	$14,155	$1,146,803
Unpaid principal balance	-	1,132,648	-	-	-	-	14,155	1,146,803
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$1,203,256	$-	$-	$193,601	$-	$128,011	$1,524,868
Unpaid principal balance	-	1,203,256	-	-	193,601	-	128,011	1,524,868
Related allowance	-	5,772	-	-	44,564	-	52,979	103,315

Average recorded balance	$19,198	$865,338	$21,509	$-	$196,182	$-	$133,467	$1,235,694

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	353	19,352	288	-	7,917	-	2,894	30,804
Total interest on impaired loans	$353	$19,352	$288	$-	$7,917	$-	$2,894	$30,804

Impaired loans are as follows as of:

	June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$95,214	$-	$198,829	$-	$62,687	$356,730
Unpaid principal balance	-	-	95,214	-	198,829	-	62,687	356,730
Related allowance	-	-	35,678	-	117,600	-	62,687	215,965

With no related allowance recorded
Recorded investment	$87,371	$924,135	$-	$-	$-	$-	$76,168	$1,087,674
Unpaid principal balance	87,371	924,135	-	-	-	-	76,168	1,087,674
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$87,371	$924,135	$95,214	$-	$198,829	$-	$138,855	$1,444,404
Unpaid principal balance	87,371	924,135	95,214	-	198,829	-	138,855	1,444,404
Related allowance	-	-	35,678	-	117,600	-	62,687	215,965

Average recorded balance	$43,686	$893,915	$95,214	$-	$201,399	$234,590	$117,420	$1,586,224

Interest income recognized while impaired	$-	$-	$-	$-	$-	$14,924	$-	$14,924
Interest income recognized on a cash basis while impaired	-	14,037	-	-	8,346	-	1,287	23,670
Total interest on impaired loans	$-	$14,037	$-	$-	$8,346	$14,924	$1,287	$38,594

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan in accordance with the terms of the loan.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 6 – Loans (cont.)

The following are the Company’s risk rating definitions:

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

The following is a summary of loans by risk rating:

	June 30, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
1 - 4	$4,318,845	$123,642,066	$20,968,812	$73,246,392	$8,314,410	$11,382,336	$9,649,430	$251,522,291
5	-	-	-	-	-	8,120,209	-	8,120,209
6	-	895,442	-	-	193,601	-	128,011	1,217,054
7	-	307,814	-	-	-	-	-	307,814
Total	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$261,167,368

	June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
1 - 4	$4,758,001	$121,674,827	$23,001,683	$70,755,990	$7,152,762	$13,952,614	$11,239,304	$252,535,181
5	-	-	739,978	344,741	-	10,258,655	-	11,343,374
6	87,371	446,352	-	-	198,829	-	138,855	871,407
7	-	477,783	95,214	-	-	-	-	572,997
Total	$4,845,372	$122,598,962	$23,836,875	$71,100,731	$7,351,591	$24,211,269	$11,378,159	$265,322,959

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 6 – Loans (cont.)

The following is a summary of past due loans:

	June 30, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
30-59 days, accruing	$-	$2,129,016	$103,706	$-	$-	$-	$72,482	$2,305,204
60-89 days, accruing	-	450,183	-	-	-	-	25,220	475,403
90 days or over or nonaccrual	-	1,203,256	-	-	193,601	-	128,011	1,524,868
Total	$-	$3,782,455	$103,706	$-	$193,601	$-	$225,713	$4,305,475

	June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
30-59 days, accruing	$75,058	$2,074,976	$-	$-	$-	$-	$91,075	$2,241,109
60-89 days, accruing	-	-	-	-	-	-	-	-
90 days or over or nonaccrual	87,371	924,135	95,214	-	198,829	-	138,855	1,444,404
Total	$162,429	$2,999,111	$95,214	$-	$198,829	$-	$229,930	$3,685,513

As of June 30, 2019 and 2018 there were no loans 90 days or over that were not on nonaccrual.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,039,899 and $1,080,125 at June 30, 2019 and June 30, 2018, respectively. During the year ended June 30, 2019, no new loans were made and repayments totaled $40,226. During the nine months ended June 30, 2018, no new loans were made and repayments totaled $72,734. Except for loans with a discounted interest rate made to executive officers pursuant to a program that is available to all Company employees and that complies with applicable banking regulations, these loans were made on substantially the same terms, including collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than normal risks of collectability or present other unfavorable features.

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were no new TDRs during the year ended June 30, 2019 or the nine months ending June 30, 2018. There were also no TDRs that defaulted during the period that were modified within the previous 12 months as of June 30, 2019 or within the previous nine months as of June 30, 2018.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 6 – Loans (cont.)

The following is a summary of TDRs as of June 30, 2018:

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer & Installment	Total
Accruing
Beginning balance	$-	$-	$-	$-	$-	$1,407,541	$-	$1,407,541
Transfer to other loan category	-	-	-	-	-	-	-	-
Principal payments	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
New restructureds	-	-	-	-	-	-	-	-
Transfers out of TDR status	-	-	-	-	-	(1,407,541)	-	(1,407,541)
Transfers to foreclosed properties	-	-	-	-	-	-	-	-
Transfers to nonaccrual	-	-	-	-	-	-	-	-
Transfers out of nonaccrual	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Nonaccrual
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-
Principal payments	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Transfers to foreclosed properties	-	-	-	-	-	-	-	-
Transfers from accrual	-	-	-	-	-	-	-	-
Transfers to accrual	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Totals
Beginning balance	$-	$-	$-	$-	$-	$1,407,541	$-	$1,407,541
Transfer to other loan category	-	-	-	-	-	-	-	-
Principal payments	-	-	-	-	-	-	-	-
Charge-offs	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
New restructureds	-	-	-	-	-	-	-	-
Transfers out of TDR status	-	-	-	-	-	(1,407,541)	-	(1,407,541)
Transfers to foreclosed properties	-	-	-	-	-	-	-	-
Transfers to nonaccrual	-	-	-	-	-	-	-	-
Transfers from accrual	-	-	-	-	-	-	-	-
Transfers out of nonaccrual	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$-	$-	$-	$-	$-	$-

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement, as well as, are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. All loans transferred out of TDR status during 2018 have met the above criteria.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 7 – Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tables:

	June 30, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Unallocated	Total
Allowance
Balance at 7/1/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	-	-	(44,534)	-	-	-	(15,809)	-	(60,343)
Recoveries	-	28,735	-	-	-	-	1,414	-	30,149
Provision	(439)	31,558	111	38,769	(70,713)	(186,989)	(13,643)	201,346	-
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Allowance
Ending balance individually evaluated for impairment	$-	$5,772	$-	$-	$44,564	$-	$52,979	$-	$103,315
Ending balance collectively evaluated for impairment	4,319	61,821	26,630	109,870	16,629	738,366	17,079	215,936	1,190,650
Ending balance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Loans
Ending balance individually evaluated for impairment	$-	$1,203,256	$-	$-	$193,601	$-	$128,011	$-	$1,524,868
Ending balance collectively evaluated for impairment	4,318,845	123,642,066	20,968,812	73,246,392	8,314,410	19,502,545	9,649,430	-	259,642,500
Total loans	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$-	$261,167,368
Less allowance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Total loans, net	$4,314,526	$124,777,729	$20,942,182	$73,136,522	$8,446,818	$18,764,179	$9,707,383	$(215,936)	$259,873,403

	June 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non- Owner Occupied	Multifamily	Commercial Owner- Occupied	Commercial Non-Owner Occupied	Consumer	Unallocated	Total
Allowance
Balance at 10/1/17	$83,955	$53,630	$121,274	$60,883	$161,819	$799,632	$164,440	$433,671	$1,879,304
Charge-offs	-	(54,345)	-	-	-	(979,468)	(1,363)	-	(1,035,176)
Recoveries	30,064	18,007	1,400	-	-	4,000	1,560	-	55,031
Provision	(109,261)	(9,992)	(51,621)	10,218	(29,913)	1,101,191	(66,541)	(419,081)	425,000
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Allowance
Ending balance individually evaluated for impairment	$-	$-	$35,678	$-	$117,600	$-	$62,687	$-	$215,965
Ending balance collectively evaluated for impairment	4,758	7,300	35,375	71,101	14,306	925,355	35,409	14,590	1,108,194
Ending balance	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Loans
Ending balance individually evaluated for impairment	$87,371	$924,135	$95,214	$-	$198,829	$-	$138,855	$-	$1,444,404
Ending balance collectively evaluated for impairment	4,758,001	121,674,827	23,741,661	71,100,731	7,152,762	24,211,269	11,239,304	-	263,878,555
Total loans	$4,845,372	$122,598,962	$23,836,875	$71,100,731	$7,351,591	$24,211,269	$11,378,159	$-	$265,322,959
Less allowance	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Total loans, net	$4,840,614	$122,591,662	$23,765,822	$71,029,630	$7,219,685	$23,285,914	$11,280,063	$(14,590)	$263,998,800

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the consolidated financial statements, was $2,828,576 and $1,863,097 at June 30, 2019 and June 30, 2018, respectively. The Company maintained custodial balances in the amount of $0 and $6,471 at June 30, 2019 and June 30, 2018, respectively, in connection with the foregoing loan servicing.

NOTE 9 – Other Real Estate Owned, Net

Other real estate owned properties are summarized as follows:

	June 30, 2019	June 30, 2018
Beginning balance	$3,957,133	$4,370,981
Charge offs	(48,110)	(380,130)
Capital expenditures	109,181	62,160
Transfer from loans	418,849	349,982
Sale proceeds	(333,387)	(591,299)
Net gain (loss) on sale of other real estate owned	(23,265)	145,439
Other real estate owned, net	$4,080,401	$3,957,133

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $307,814 at June 30, 2019 and $477,783 at June 30, 2018. At both June 30, 2019 and June 30, 2018, legal title for all residential real estate property collateralizing 1-4 family owner occupied properties held in other real estate owned had been transferred to the Company.

NOTE 10 – Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation are summarized as follows:

	June 30, 2019	June 30, 2018
Land	$2,319,381	$2,319,381
Office buildings and improvements	10,568,387	10,564,184
Leasehold improvements	470,951	470,951
Furniture and fixtures	6,444,945	5,980,879
	19,803,664	19,335,395
Less: Accumulated depreciation	(11,638,390)	(11,082,969)

Premises and equipment, net	$8,165,274	$8,252,426

Depreciation expense amounted to $555,421 and $385,352 for the year ended June 30, 2019 and the nine months ended June 30, 2018, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 11 – Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets is as follows:

	June 30, 2019	June 30, 2018
Accrued interest receivable	$1,000,098	$879,292
Prepaid expenses and other assets	141,588	652,314
Totals	$1,141,686	$1,531,606

NOTE 12 – Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was approximately $9,326,137 at June 30, 2019 and $9,576,416 at June 30, 2018.

At June 30, 2019, the scheduled maturities of certificates of deposit are as follows:

2020	$33,130,497
2021	7,311,148
2022	5,439,145
2023	5,395,153
2024	35,451,248
Thereafter	34,080
$86,761,271

The aggregate amount of overdrafts reclassified into loans was $32,565 at June 30, 2019 and $27,532 at June 30, 2018.

Deposits from directors and executive officers of the Company, and their related interests, totaled $638,900 and $1,166,451 at June 30, 2019 and June 30, 2018, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 13– Borrowings

Borrowings consist of the following:

	June 30, 2019	June 30, 2018
FHLB variable rate advance (2.01%)	$-	$4,100,000
FHLB fixed rate advance (2.04%, matured 7/2/18)	-	2,000,000
FHLB fixed rate advance (2.03%, matured 7/3/18)	-	1,000,000
FHLB fixed rate advance (2.03%, matured 7/5/18)	-	1,400,000
FHLB fixed rate advance (1.92%, matured 7/10/18)	-	6,000,000
FHLB fixed rate advance (1.73%, matured 7/11/18)	-	4,000,000
FHLB fixed rate advance (1.78%, matured 7/23/18)	-	1,000,000
FHLB fixed rate advance (1.80%, matured 7/30/18)	-	2,500,000
FHLB fixed rate advance (2.07%, matured 8/9/18)	-	3,300,000
FHLB fixed rate advance (2.09%, matured 8/13/18)	-	1,700,000
FHLB fixed rate advance (2.12%, matured 9/17/18)	-	5,000,000
FHLB fixed rate advance (2.12%, matured 9/19/18)	-	4,000,000
FHLB fixed rate advance (2.15%, matured 10/15/18)	-	5,000,000
FHLB fixed rate advance (2.22%, matured 11/13/18)	-	2,300,000
FHLB fixed rate advance (2.22%, matured 11/14/18)	-	2,700,000
FHLB fixed rate advance (2.45%, matures 7/1/19)	7,500,000	-
FHLB fixed rate advance (2.43%, matures 7/2/19)	15,000,000	-
FHLB fixed rate advance (2.45%, matures 7/3/19)	5,000,000	-
FHLB fixed rate advance (2.43%, matures 7/3/19)	8,000,000	-
FHLB fixed rate advance (2.649%, matures 7/23/19)	2,500,000	-
FHLB fixed rate advance (2.649%, matures 7/24/19)	3,100,000	-
FHLB fixed rate advance (2.647%, matures 7/25/19)	3,100,000	-
	$44,200,000	$46,000,000

The Bank has a master contract agreement with the Federal Home Loan Bank (“FHLB”), which provides for borrowing up to the maximum $73,656,530 at June 30, 2019. The FHLB provides both fixed and floating rate advances. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Variable rate advances are adjusted at the end of each business day based on the actual Federal Funds rate earned by the FHLB that day. The Bank has an open line of credit with the FHLB with a variable interest rate. The open line of credit matures daily, automatically renewing. The Bank had $0 and $4,100,000 outstanding on the open line of credit at June 30, 2019 and 2018, respectively. Additionally, the Bank had $44,200,000 and $41,900,000 outstanding in term advances at June 30, 2019 and 2018, respectively. FHLB 30-day advances are pre-payable with a two-day notice by the FHLB. The advances are collateralized by a security agreement pledging a portion of the Bank's 1-4 family and multifamily real estate mortgages with a carrying value of $153,925,211 and $136,963,840 at June 30, 2019 and 2018, respectively.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000, at June 30, 2019 and June 30, 2018. There were no amounts outstanding as of June 30, 2019 and June 30, 2018. U.S. Bank provides overnight fixed rate advances which are collateralized by a security agreement pledging a portion of the Bank’s securities with a par value of approximately $7,100,000 and $7,410,000 as of June 30, 2019 and 2018, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 14 – Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components:

	June 30, 2019	June 30, 2018
Current tax expense (benefit):
Federal	$(73,075)	$(259,421)
State	(12,578)	(104,823)
	(85,653)	(364,244)

Deferred tax expense (benefit):
Federal	30,589	(61,178)
State	-	-
	30,589	(61,178)

Total income tax expense (benefit)	$(55,064)	$(425,422)

	June 30, 2019	June 30, 2018
Deferred tax assets
Federal net operating loss	$6,858,921	$6,618,021
Other real estate owned	708,259	819,818
State loss and contribution	3,050,448	2,978,855
Unrealized loss on available for sale securities	-	118,031
Bad debt reserve	352,489	360,714
Pension	226,412	-
Other assets	74,554	111,107
Total deferred tax assets	11,271,083	11,006,546
Deferred tax liabilities
Pension	-	(64,891)
Deferred loan fees	(131,008)	(131,132)
Depreciation	(113,769)	(108,766)
FHLB dividends	-	(62,985)
Unrealized gain on available for sale securities	(55,112)	-
Other liabilities	(72,573)	(74,349)
Total deferred tax liabilities	(372,462)	(442,123)
Valuation allowance	(10,868,032)	(10,503,245)
Net deferred tax asset	$30,589	$61,178

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 14 – Income Taxes (cont.)

	June 30, 2019		June 30, 2018
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$(95,425)	21.00%	$(260,849)	25.38%
Adjustments for
True up of payable(s)	(78,506)	17.28%	(259,421)	25.24%
Refundable AMT tax credit	-	0.00%	(61,178)	5.95%
State income taxes, net of valuation allowance	(12,578)	2.77%	(104,823)	10.20%
Federal valuation allowance	114,767	-25.26%	245,698	(23.91)%
Other - Net	16,678	-3.67%	15,151	(1.47)%

Effective income taxes - operations	$(55,064)	12.12%	$(425,422)	41.39%

Deferred tax assets primarily relate to the difference in the allowance for loan losses (and other real estate owned) for book and tax purposes and net operating losses. The Company has federal net operating loss carryforwards of approximately $32.7 million and $31.5 million as of June 30, 2019 and June 30, 2018. The Company has state net operating loss carryforwards of approximately $47.5 million and $47.7 million as of June 30, 2019 and June 30, 2018. The federal losses begin to expire as of September 30, 2029 and the state losses begin to expire as of September 30, 2025. Deferred tax liabilities primarily relate to the difference in loan fees, depreciation on premises and equipment, FHLB stock basis, and prepaid pension costs.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent on judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate realizability of the Company’s deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At June 30, 2019 and June 30, 2018, management determined that a valuation allowance relating to the Company’s deferred tax asset was necessary. This determination was based largely on the negative evidence represented by cumulative losses in recent years caused by the significant loan loss provisions recorded during recent years associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $10.9 million and $10.5 million was recorded as of June 30, 2019 and June 30, 2018.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as components of interest expense and miscellaneous expense, respectively. The Company recognized $0 of interest and penalties related to uncertain tax positions in its Consolidated Statement of Operations during the year ended June 30, 2019 and the nine months ended June 30, 2018. The Company had $0 accrued for the payment of interest and penalties related to income tax issues as of June 30, 2019 and June 30, 2018.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 14 – Income Taxes (cont.)

The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before September 30, 2016. The Company is no longer subject to Wisconsin income tax examinations by the Wisconsin Department of Revenue for the years before September 30, 2015. The Bank is not currently under examination by any taxing jurisdiction.

During the nine months ended June 30, 2018, the Bank early adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which was issued by FASB in February 2018.  ASU 2018-02 provides for the reclassification of the effect of re-measuring deferred tax balances related to items within AOCI to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. As a result, the Bank reclassified $454,323 from AOCI to retained earnings as of and for the nine months ended June 30, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, which is effective beginning January 1, 2018. The Company has calculated the impact of the Act in its June 30, 2018 income tax provision and as a result recorded a reduction of $4.0 million to its deferred tax asset at June 30, 2018 before applying a valuation allowance.

Under the Internal Revenue Code and Wisconsin Statutes, the Company is permitted to deduct, for tax years beginning before 1996, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Bank did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at June 30, 2019 and June 30, 2018, respectively, includes approximately $7,800,000 for which no deferred Federal or state income taxes were provided.

NOTE 15 – Defined Benefit Pension Plan

The Bank’s Plan covers substantially all employees hired prior to March 31, 2012. The benefits are based on years of service and the employee's average monthly pay received during the five highest consecutive calendar years in the last 10 years of employment under the Plan. Management contributes annually the amounts necessary to provide for defined benefit payments upon retirement or death as determined by the Plan's actuary. The Plan was frozen effective March 31, 2012 for all employees. No additional benefits are being accrued for active participants after this date, and no new participants will be entered into the Plan.

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its consolidated balance sheet.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 15 – Defined Benefit Pension Plan (cont.)

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated balance sheets:

	June 30, 2019	June 30, 2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,453,322	$9,732,735
Interest cost	398,439	287,227
Benefits paid	(144,765)	(93,032)
Actuarial (gain) loss	894,036	(473,608)
Settlement	-	-
Projected benefit obligation at end of year	10,601,032	9,453,322

Change in plan assets
Fair value of plan assets at beginning of year	9,691,252	9,131,715
Actual return on assets	223,683	652,520
Employer contributions	-	4,603
Expenses paid from trust	-	(4,554)
Benefits paid	(144,765)	(93,032)
Fair value of plan assets at end of year	9,770,170	9,691,252

Funded status at end of year	$(830,862)	$237,930

Amounts recognized in the consolidated balance sheets in accrued interest payable and other liabilities consist of:

	June 30, 2019	June 30, 2018
Pension (liability) asset	$(830,862)	$237,930

Amounts recognized in accumulated other comprehensive loss consist of:

	June 30, 2019	June 30, 2018
Accumulated pension actuarial loss, net of income tax benefit of $1,522,485 and $1,522,485, respectively	$2,506,295	$1,285,024

The accumulated benefit obligation for the Plan was $10,601,032 and $9,453,322 at June 30, 2019 and 2018, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 15 – Defined Benefit Pension Plan (cont.)

The components of net periodic pension cost (income) included in compensation and benefits on the statements of operations are as follows:

	June 30, 2019	June 30, 2018
Interest cost	$398,439	$287,227
Expected return on plan assets	(672,908)	(477,617)
Amortization of net actuarial loss	121,990	125,330

Net periodic pension income	$(152,479)	$(65,060)

For the year ended June 30, 2019 and the nine months ended June 30, 2018, actuarial assumptions include an assumed discount rate on benefit obligations of 3.57% and 4.25% respectively, and an expected long-term rate of return of 7.0% for June 30, 2019 and June 30, 2018. The expected long-term rate of return for the Plan’s total assets is based on the expected returns of each of the below asset categories, weighted based on the current target allocation for each class. The trustees evaluate whether adjustments are needed based on historical returns to more accurately reflect expectations of future returns. An annual salary increase of 0% was utilized for the year ended June 30, 2019 and for the nine months ended June 30, 2018.

Contributions paid to the Plan were $0 during the year ended June 30, 2019 and $4,603 during the nine months ended June 30, 2018.

At June 30, 2019, the projected benefit payments for future fiscal years were estimated as follows:

2020	$3,310,900
2021	142,700
2022	142,500
2023	512,600
2024	510,100
2025-2029	4,513,300
$9,132,100

At June 30, 2019 and June 30, 2018, all Plan assets supporting the Bank’s defined benefit plan are held at fair value and represent Level 1 classified investments.

The percentage of the fair value of total Plan assets for each major category is as follows:

	June 30, 2019	June 30, 2018
Cash Equivalents	5.6%	0.9%
Equities
Large Cap	43.0%	59.9%
Mid Cap	3.4%	3.4%
Small Cap	33.7%	31.3%
International	2.1%	2.5%
Other	8.5%	-
Alternatives/Multi-Asset	3.7%	-
Fixed Income
Certificates of deposit	-	2.0%

Total	100.0%	100.0%

The Bank’s investment policies and strategies for the Plan use target allocations for the individual asset categories. The Bank’s investment goals are to maximize returns subject to specific risk management policies.

The Bank anticipates making at least the minimum required contribution in fiscal year 2020.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 16 – Accumulated Other Comprehensive Loss

The following table sets forth the ending balance in accumulated other comprehensive loss as recorded on the accompanying consolidated balance sheets for each component as of:

	June 30, 2019	June 30, 2018
Accumulated pension actuarial loss	$(4,028,780)	$(2,807,509)
Deferred taxes related to accumulated pension actuarial loss	1,522,485	1,522,485
Unrealized net gain (loss) on securities available for sale	202,555	(433,039)
Deferred taxes related to unrealized net gain on securities available for sale	(544,625)	(489,513)
Total accumulated other comprehensive loss	$(2,848,365)	$(2,207,576)

The following table sets forth changes in accumulated other comprehensive loss:

	Available for Sale Securities	Defined Benefit Pension Plan	Total

Balance, October 1, 2017	$(681,872)	$(1,385,765)	$(2,067,637)

Other comprehensive (loss) income before reclassifications, net of tax	(454,903)	643,957	189,054

Amounts reclassified from other comprehensive loss, net of tax	-	125,330	125,330 *

Net current period other comprehensive (loss) income	(454,903)	769,287	314,384

Amounts reclassified from the adoption of ASU 2018-02	(454,323)	-	(454,323)

Balance, June 30, 2018	(1,591,098)	(616,478)	(2,207,576)

Other comprehensive (loss) income before reclassifications, net of tax	580,482	(1,343,261)	(762,779)

Amounts reclassified from other comprehensive loss, net of tax	-	121,990	121,990 *

Net current period other comprehensive (loss) income	580,482	(1,221,271)	(640,789)

Balance, June 30, 2019	$(1,010,616)	$(1,837,749)	$(2,848,365)

* - These amounts are included in the computation of net periodic pension income.

See Note 15, Defined Benefit Pension Plan, for additional details.

NOTE 17 – Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 17 – Commitments and Contingencies (cont.)

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	June 30, 2019	June 30, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$18,668,750	$18,708,308
Sold loan commitments	41,760,875	17,437,885
Credit card commitments	637,121	639,878

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

As of June 30, 2019 and June 30, 2018, the Company does not engage in the use of interest rate swaps, futures or option contracts.

NOTE 18 – Concentration of Credit Risk

Practically all of the Company's loans and commitments have been granted to customers in the Company's market area, generally Southeastern Wisconsin. Although the Company has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 6.

NOTE 19 – Regulatory Capital Requirements

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 19 – Regulatory Capital Requirements (cont.)

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

As of June 30, 2019, the Bank was categorized as well capitalized and as of June 30, 2018, the Bank was categorized as adequately capitalized. To be categorized as well capitalized or adequately capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table. As of June 30, 2018 the Bank did not meet all capital adequacy requirements to which they were subject under the Amended Order and was categorized as adequately capitalized. Management submitted a capital plan and annual budget to the regulatory agency in response to the capital levels of the Bank while under the Amended Order. The most recent budget submitted was as of January 1, 2019.

The Bank completed a reorganization and capital raise as of April 30, 2019. The Bank’s capital levels after the capital raise met all capital adequacy requirements to which they were subject under the Consent Order and the Consent Order was subsequently terminated on June 19, 2019.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for well capitalized or adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules, and the requirements of the Amended Order, as of June 30, 2018. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% as of January 1, 2019. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Year Ended June 30, 2019 and for the Nine Months Ended June 30, 2018

NOTE 19 – Regulatory Capital Requirements (cont.)

June 30, 2019
			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$27,643,843	14.01%	$15,780,941	8.00%	$19,726,176	10.00%
Tier 1 capital (to risk weighted assets)	26,349,878	13.36%	11,835,706	6.00%	15,780,941	8.00%
Common Equity Tier 1 (to risk weighted assets)	26,349,878	13.36%	8,876,779	4.50%	12,822,015	6.50%
Tier 1 capital (to average assets)	26,349,878	8.55%	12,327,357	4.00%	15,409,197	5.00%

June 30, 2018
					To be Capitalized
			For Capital Adequacy		In Accordance with
	Actual		Purposes		the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$17,633,868	8.90%	$15,858,418	8.00%	$23,787,627	12.00%
Tier 1 capital (to risk weighted assets)	16,309,708	8.23%	11,893,813	6.00%	15,858,418	8.00%
Common Equity Tier 1 (to risk weighted assets)	16,309,708	8.23%	8,920,360	4.50%	15,858,418	8.00%
Tier 1 capital (to average assets)	16,309,708	5.46%	11,940,144	4.00%	23,880,287	8.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2018, the Bank’s net worth was $14,102,132 or 4.5% of total assets, which falls below the state of Wisconsin’s minimum net worth requirements. At June 30, 2019, the Bank’s net worth was $23,501,513 and general loan loss reserve was $1,190,650, totaling 7.9% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.