Form 10-Q
period 2019-09-30
TEB Bancorp, Inc.
filed 2019-11-12
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

YES ☐     NO ☒

As of November 12, 2019, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1	Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2019 (Unaudited) and June 30, 2019

	September 30, 2019	June 30, 2019
ASSETS
Cash and due from banks	$4,539,509	$4,617,976
Federal funds sold	257,887	1,012,794
Cash and cash equivalents	4,797,396	5,630,770

Interest bearing deposits in banks	3,631,792	3,674,015
Available for sale securities - stated at fair value	21,795,702	20,542,118
Loans, less allowance for loan losses of $1,286,674 and $1,293,965 at September 30, 2019 and June 30, 2019, respectively	251,127,891	259,873,403
Loans held for sale	20,218,057	7,079,548
Other real estate owned, net	3,606,824	4,080,401
Premises and equipment, net	8,053,722	8,165,274
Federal Home Loan Bank stock	1,390,500	2,061,000
Accrued interest receivable and other assets	2,300,416	1,141,686
TOTAL ASSETS	$316,922,300	$312,248,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$77,180,096	$77,414,345
Savings and NOW	72,325,556	70,385,843
Certificates of deposit	97,217,074	86,761,271
Total Deposits	246,722,726	234,561,459
Federal Home Loan Bank borrowings	28,600,000	44,200,000
Advance payments by borrowers for property taxes and insurance	4,581,102	3,197,095
Accrued interest payable and other liabilities	11,925,091	5,882,086
Total Liabilities	291,828,919	287,840,640

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of September 30, 2019 and June 30, 2019, respectively)	-	-
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of September 30, 2019 and June 30, 2019)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	16,478,265	15,910,369
Accumulated other comprehensive loss	(2,730,455)	(2,848,365)
Total Stockholders’ Equity	25,093,381	24,407,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,922,300	$312,248,215

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	Three months ended September 30,
	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,924,435	$2,931,479
Interest and dividends on investment securities	163,500	168,753
Interest on federal funds sold	21,714	5,106
Interest on deposits in banks	5,523	746
Total Interest Income	3,115,172	3,106,084

INTEREST EXPENSE
Interest on deposits	460,236	352,035
Interest on Federal Home Loan Bank borrowings	203,941	241,419
Interest on federal funds purchased	38	21
Total Interest Expense	664,215	593,475

Net interest income before provision for loan losses	2,450,957	2,512,609
Provision for loan losses	-	-
Net interest income after provision for loan losses	2,450,957	2,512,609

NON-INTEREST INCOME
Service fees on deposits	122,606	120,405
Service fees on loans	43,374	62,064
Gain on sales of mortgage loans	1,250,743	334,286
Income on sale of uninsured products	93,067	75,941
Gain on sale of other real estate owned	4,817	-
Other income	7,373	7,670
Total Non-Interest Income	1,521,980	600,366

NON-INTEREST EXPENSES
Compensation and benefits	2,149,157	1,819,863
Occupancy	490,152	476,940
Advertising	80,776	110,270
Data processing services	305,419	302,025
FDIC assessment (reimbursement)	(27,459)	118,442
Cost of operations for other real estate owned	11,314	70,612
Insurance expense	39,554	42,115
Professional fees	119,070	118,353
Other expenses	237,058	195,052
Total Non-Interest Expenses	3,405,041	3,253,672

Income (loss) before income taxes	567,896	(140,697)
Income tax (benefit) expense	-	-

NET INCOME (LOSS)	$567,896	$(140,697)

Basic income per share	$0.22	*
Diluted income per share	$0.22	*

* Earnings per share for the three months ended September 30, 2018 is not applicable as no shares were outstanding for that period.

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	For the three months ended
	September 30, 2019	September 30, 2018
Net income (loss)	$567,896	$(140,697)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	117,910	(146,056)
Tax effect	-	-
Change in pension obligation, net of tax	-	-
Other comprehensive income (loss), net of tax	117,910	(146,056)
COMPREHENSIVE INCOME (LOSS)	$685,806	$(286,753)

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	Number of Shares	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE – June 30, 2018 (audited)	-	$-	$-	$16,309,708	$(2,207,576)	$14,102,132
Net loss	-	-	-	(140,697)	-	(140,697)
Other comprehensive loss, net of tax	-	-	-	-	(146,056)	(146,056)
BALANCE – September 30, 2018	-	$-	$-	$16,169,011	$(2,353,632)	$13,815,379

BALANCE – June 30, 2019 (audited)	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575
Net income	-	-	-	567,896	-	567,896
Other comprehensive income, net of tax	-	-	-	-	117,910	117,910
BALANCE – September 30, 2019	2,624,343	$26,243	$11,319,328	$16,478,265	$(2,730,455)	$25,093,381

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2019 and 2018 (Unaudited)

	For the three months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$567,896	$(140,697)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	-	-
Depreciation	144,272	136,545
Amortization and accretion	7,596	20,761
Origination of mortgage loans held for sale	(87,049,378)	(24,265,772)
Proceeds from sales of mortgage loans held for sale	75,161,612	28,128,153
Gain on sale of mortgage loans held for sale	(1,250,743)	(334,286)
Gain on sale of other real estate owned, net	(4,817)	-
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,158,730)	(336,221)
Accrued interest payable and other liabilities	6,043,005	(2,774,396)
Net cash flows provided by (used in) operating activities	(7,539,287)	434,087
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	316,162	272,563
Purchase of securities available for sale	(1,459,432)	(400,000)
Change in loans	8,745,512	892,896
Changes from redemption of FHLB stock	670,500	4,500
Change in interest bearing deposits in banks	42,223	9,408
Proceeds from sale of other real estate owned	515,246	109,085
Capital expenditures on other real estate owned	(36,852)	(27)
Purchase of premises and equipment, net	(32,720)	(129,010)
Net cash flows provided by investing activities	8,760,639	759,415
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	12,161,267	(2,638,125)
FHLB advance proceeds	497,000,000	138,100,000
FHLB advance repayments	(512,600,000)	(139,200,000)
Change in advance payments by borrowers for property taxes and insurance	1,384,007	1,498,498
Net cash flows used in financing activities	(2,054,726)	(2,239,627)
Net Change in Cash and Cash Equivalents	(833,374)	(1,046,125)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,630,770	6,134,146
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,797,396	$5,088,021

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$413,008	$343,059
Loans transferred to other real estate owned	-	364,030

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

On April 30, 2019, The Equitable Bank, S.S.B. (the “Bank”) converted to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to a new holding company, TEB Bancorp, Inc. (the “Company”) which sold 1,309,547 shares of common stock to the public at 10.00 per share, representing 49.9% of its outstanding shares of common stock for gross proceeds of approximately $13.1 million. The net proceeds received were approximately $11.4 million after offering costs. TEB Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland. The Bank utilized $100,000 of proceeds received from the offering as initial capitalization of TEB MHC. TEB MHC has been organized as a mutual holding company under the laws of the State of Wisconsin and owns 1,314,796 shares, or 50.1% of the outstanding common stock of TEB Bancorp, Inc.

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

At September 30, 2019, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TEB Bancorp, Inc. and its wholly-owned subsidiaries were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended June 30, 2019.

The interim condensed consolidated financial statements of the Company as of September 30, 2019, and for the three months ended September 30, 2019 and the condensed consolidated financial statements of the Bank for the three months ended September 30, 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months ended September 30, 2019, are not necessarily indicative of the results to be achieved for the year ending June 30, 2020 or any other period.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of and for the periods ending September 30, 2019 and June 30, 2019 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp. and Savings Financial Corporation. The condensed consolidated financial statements for the period ending September 30, 2018 include the accounts and operations of the Bank and its wholly-owned subsidiaries, Equitable Investment Corp. and Savings Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an emerging growth company and believes that it will continue to qualify as an emerging growth company.

An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies (Continued)

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

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALL. The ALL consists of specific reserves on certain impaired loans from analyses developed through specific credit allocations for individual loans. The specific reserve relates to all loans for which the ALL is estimated on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The general reserve is based on the Company’s historical loss experience along with consideration of certain qualitative factors such as (i) changes in the nature, volume, and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, nonaccrual, and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies (Continued)

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

Other Real Estate Owned, Net

Other real estate owned is initially recorded at the fair market value of the real estate acquired less the estimated costs to sell the real estate at the date title is received, establishing a new cost basis, with any write-down charged to the allowance for loan losses. Costs relating to development or improvement of property are capitalized up to the fair value of the property. Valuations are periodically performed by management and independent third parties and a charge to expense is taken if the carrying value of a property exceeds its fair value less estimated costs to sell. Income and expense related to the operations of other real estate owned is recorded net in “Cost of operations of other real estate owned” as a component of non-interest expenses on the Condensed Consolidated Statements of Operations. Gains and losses on the sale of other real estate owned are recorded in “Gain on sale of other real estate owned” as a component of non-interest income in the Condensed Consolidated Statements of Operations.

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

Defined Benefit Pension Plan

The Bank has a defined benefit pension plan (the “Plan”) covering substantially all of its employees hired prior to March 31, 2012. The benefits are based on years of service and the employee’s average monthly pay received during the five highest consecutive calendar years in the last 10 years of employment under the Plan. Management contributes annually the amounts necessary to provide for defined benefit payments upon retirement or death as determined by the Plan’s actuary. The Plan was frozen effective March 31, 2012 for all employees. No additional benefits are being accrued for active participants after that date and no new participants will be entered into the Plan.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies (Continued)

The Bank records annual amounts relating to the Plan based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Bank reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends where appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (loss) and amortized to net periodic pension cost over future periods. The Bank believes that the assumptions utilized in recording its obligations under its plan are reasonable based on its experience and market conditions.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section and changes in the funded status of the pension plan, such items, along with net income (loss) are components of comprehensive income (loss).

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

The Company recognized the tax effects from an uncertain tax position in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued or released related to uncertain tax positions in current income tax expense or benefit.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising

Advertising costs are accrued and expensed in the period incurred.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies (Continued)

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

Going Concern

On February 15, 2012, the Board of Directors of the Bank executed a Stipulation and Consent to the Issuance of an Amended Consent Order (“Amended Order”), jointly issued by the Federal Deposit Insurance Corporation (“FDIC”) and the WDFI. Following completion of the Bank’s reorganization and capital raise as of April 30, 2019, the Bank’s capital levels were above the required 8% for Tier 1 and 12% for Risk Based Capital per the Amended Order. The Amended Order was terminated by the FDIC and the WDFI on June 19, 2019. On June 14, 2019, the Bank entered into an agreement with the WDFI and the FDIC. The Bank’s current Regulatory Capital results and requirements are outlined in Note 13 – “Regulatory Capital Requirements.”

The condensed consolidated financial statements were prepared on a going concern basis as of September 30, 2019 and June 30, 2019. There is no longer substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time from the date of the condensed consolidated financial statements.

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2019, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of November 12, 2019.

Reclassification

Certain September 30, 2018 amounts have been reclassified to conform to the September 30, 2019 presentation. The reclassification had no effect on reported amounts of consolidated net loss or stockholders’ equity.

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

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses  certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. Under the new guidance, the Company is no longer required to disclose the fair value of financial instruments measured at amortized cost. The Company has early adopted this ASU beginning July 1, 2019. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 applies to all entities that offer employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation – Retirement Benefits. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, with all updates being applied retrospectively. As the Company has historically not had any service cost component within net periodic pension cost, the impact of this ASU on the Company’s consolidated financial statements is not material.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the least liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognized a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognized a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company’s leases are operating leases and ASU 2016-02 will require the Company to add them to its consolidated balance sheet. The Company’s operating leases are predominately related to real estate. Management is currently evaluating other impacts this guidance will have on the consolidated results of operations, financial presentation, and cash flows of the Company.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updates are effective on a retrospective basis for the annual periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. Based on management’s evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of these standards, because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP, or the anticipated revenue recognition outcomes with the adoption of these standards will likely be similar to our current revenue recognition practices. Management has evaluated its non-interest revenue streams, including deposit related fees, service charges, and income on the sale of uninsured products to determine the potential impact of the adoption on the Company’s consolidated financial statements and expects no material changes. Management expects that the adoption of ASUs 2016-12 and 2014-09 will have no material effect on the consolidated results of operations, financial position, or cash flows of the Company.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 2 – Recent Accounting Pronouncements (Continued)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” Topic 326 was subsequently amended by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses; ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; and ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” This ASU replaces the current incurred loss impairment methodology with a methodology that reflected expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the potential impact on its consolidated results of operations, financial position, and cash flows; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in the Company’s accounting for credit losses on financial instruments.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 320) – Classification of Certain Cash Receipts and Cash Payments.” This ASU adds or clarifies guidance on eight cash flow issues. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted. Management is currently evaluating the potential impact of the provisions of ASU 2016-15, but believes that its adoption will not have a material impact on the consolidated results of operations, financial position, or cash flows of the Company.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019 with early adoption permitted. Management is currently evaluating the potential impact of the new standard on the consolidated results of operations, financial position, and cash flows of the Company.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. This ASU has a minor impact to and simplifies the Company’s fair value disclosures, and no additional impact to the consolidated financial statements is expected.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments require that an employer disclose an explanation of the reasons for significant gains and losses related to changes in the net benefit obligation for the period. Multiple disclosure requirements are also removed with this amendment, including: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) related party disclosures about significant transactions between the employer or related parties and the plan; and (4) the effects of a one-percentage-point change in assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic benefit costs. Additional disclosure requirements contained within Subtopic 715-20 are also clarified. The amendments are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated results of operations, financial position, or cash flows of the Company.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the period for which shares were outstanding.

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Net income	$567,896	*
Basic potential common shares
Weighted average shares outstanding	2,624,343	*
Basic weighted average shares outstanding	2,624,343	*
Diluted potential common shares	-	*
Diluted weighted average shares outstanding	2,624,343	*
Basic earnings per share	$0.22	*
Diluted earnings per share	$0.22	*

* Earnings per share for the three months ended September 30, 2018 is not applicable as no shares were outstanding for that period.

NOTE 4 – Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer liabilities in an orderly transaction between market participants at the measurement date (exit price) and establishes a framework for measuring fair value.

To determine fair value the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company is able to classify fair value balances based on the observability of those inputs. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 4 – Fair Value of Financial Instruments (Continued)

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

Loans The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At September 30, 2019 and June 30, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5-15% for selling costs, establishing a new cost basis.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At September 30, 2019 and June 30, 2019 substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2019 and June 30, 2019, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 4 – Fair Value of Financial Instruments (Continued)

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$19,449,967	$-	$19,449,967
Mortgage-backed securities	-	1,527,808	-	1,527,808
Certificates of deposit	-	817,927	-	817,927
Total	$-	$21,795,702	$-	$21,795,702

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$-	$18,878,383	$-	$18,878,383
Mortgage-backed securities	-	1,106,138	-	1,106,138
Certificates of deposit	-	557,597	-	557,597
Total	$-	$20,542,118	$-	$20,542,118

Assets measured at fair value on non-recurring basis:

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Loans, net	$-	$-	$168,315	$168,315
Other real estate owned, net	-	-	3,606,824	3,606,824
Total	$-	$-	$3,775,139	$3,775,139

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Loans, net	$-	$-	$274,750	$274,750
Other real estate owned, net	-	-	4,080,401	4,080,401
Total	$-	$-	$4,355,151	$4,335,151

NOTE 5 – Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with the Federal Reserve Bank of Chicago, based upon a percentage of deposits. These requirements were $1.7 million at September 30, 2019 and $1.5 million at June 30, 2019.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,199,996	$299,254	$49,283	$19,449,967
Mortgage-backed securities	1,475,241	52,567	-	1,527,808
Certificates of deposit	800,000	17,927	-	817,927
	$21,475,237	$369,748	$49,283	$21,795,702

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$18,719,370	$217,627	$58,614	$18,878,383
Mortgage-backed securities	1,065,193	40,945	-	1,106,138
Certificates of deposit	555,000	2,597	-	557,597
	$20,339,563	$261,169	$58,614	$20,542,118

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2019 (Unaudited)
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$1,029,510	$8,197	$1,388,928	$41,086	$2,418,438	$49,283
Mortgage-backed securities	-	-	-	-	-	-
Certificates of deposit	-	-	-	-	-	-
	$1,029,510	$8,197	$1,388,928	$41,086	$2,418,438	$49,283

Management does not believe any individual unrealized loss as of September 30, 2019 represents other than temporary impairment. The Bank holds $1.4 million, comprised of six securities, in obligations of states and political subdivisions, at September 30, 2019 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 6 – Available for Sale Securities (Continued)

June 30, 2019
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$208,583	$22	$2,935,133	$58,592	$3,143,716	$58,614
Mortgage-backed securities	-	-	-	-	-	-
Certificates of deposit	-	-	-	-	-	-
	$208,583	$22	$2,935,133	$58,592	$3,143,716	$58,614

Management does not believe any individual unrealized loss as of June 30, 2019 represents other than temporary impairment. The Bank holds $2.9 million, comprised of 12 securities, in obligations of states and political subdivisions at June 30, 2019 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of September 30, 2019 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$1,224,926	$1,225,269
Due after one year through 5 years	10,659,846	10,779,741
Due after 5 years through 10 years	6,965,224	7,071,296
Due after 10 years	1,150,000	1,191,588
Subtotal	19,999,996	20,267,894
Mortgage backed securities
Due after one year through 5 years	1,040,480	1,088,215
Due after 5 years through 10 years	434,761	439,593
Total	$21,475,237	$21,795,702

During the three months ended September 30, 2019 and 2018, the Bank did not sell any available for sale securities. The Bank pledged $6,810,000 and $7,100,000 of available for sale securities at September 30, 2019 and June 30, 2019, respectively, as collateral on public deposits and for other purposes as required or permitted by law.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	September 30, 2019	June 30, 2019
Construction, land, development	$5,670,043	$4,318,845
1-4 family owner occupied	114,503,607	124,845,322
1-4 family non-owner occupied	20,493,732	20,968,812
Multifamily	74,074,709	73,246,392
Commercial owner occupied	8,362,568	8,508,011
Commercial non-owner occupied	19,604,096	19,502,545
Consumer and installment loans	9,705,810	9,777,441

Total loans	252,414,565	261,167,368
Less:
Allowance for loan losses	(1,286,674)	(1,293,965)

Loans, net	$251,127,891	$259,873,403

Non-performing loans are as follows:

	September 30, 2019	June 30, 2019
Nonaccrual Loans	$1,196,462	$1,524,868
Total non-performing loans	$1,196,462	$1,524,868

Restructured loans, accruing	$-	$-
Total impaired loans	$1,196,462	$1,524,868

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

Impaired loans are as follows as of and for the following periods ended:

September 30, 2019

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$-	$-	$192,285	$-	$112,146	$304,431
Unpaid principal balance	-	-	-	-	192,285	-	112,146	304,431
Related allowance	-	-	-	-	74,737	-	61,379	136,116

With no related allowance recorded
Recorded investment	$-	$892,031	$-	$-	$-	$-	$-	$892,031
Unpaid principal balance	-	892,031	-	-	-	-	-	892,031
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$892,031	$-	$-	$192,285	$-	$112,146	$1,196,462
Unpaid principal balance	-	892,031	-	-	192,285	-	112,146	1,196,462
Related allowance	-	-	-	-	74,737	-	61,379	136,116

Three Months Ended September 30, 2019
Average recorded balance	$-	$1,219,643	$4,951	$-	$192,936	$-	$121,765	$1,539,295

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	-	4,792	298	-	3,303	-	-	8,393
Total interest on impaired loans	$-	$4,792	$298	$-	$3,303	$-	$-	$8,393

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

June 30, 2019

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
With related allowance recorded
Recorded investment	$-	$70,608	$-	$-	$193,601	$-	$113,856	$378,065
Unpaid principal balance	-	70,608	-	-	193,601	-	113,856	378,065
Related allowance	-	5,772	-	-	44,564	-	52,979	103,315

With no related allowance recorded
Recorded investment	$-	$1,132,648	$-	$-	$-	$-	$14,155	$1,146,803
Unpaid principal balance	-	1,132,648	-	-	-	-	14,155	1,146,803
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$1,203,256	$-	$-	$193,601	$-	$128,011	$1,524,868
Unpaid principal balance	-	1,203,256	-	-	193,601	-	128,011	1,524,868
Related allowance	-	5,772	-	-	44,564	-	52,979	103,315

Average recorded balance	$19,198	$865,338	$21,509	$-	$196,182	$-	$133,467	$1,235,694

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	353	19,352	288	-	7,917	-	2,894	30,804
Total interest on impaired loans	$353	$19,352	$288	$-	$7,917	$-	$2,894	$30,804

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

September 30, 2018

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
With related allowance recorded
Recorded investment	$-	$-	$-	$-	$196,535	$-	$133,832	$330,367
Unpaid principal balance	-	-	-	-	196,535	-	133,832	330,367
Related allowance	-	-	-	-	116,602	-	72,955	189,557

With no related allowance recorded
Recorded investment	$-	$496,874	$-	$-	$-	$-	$-	$496,874
Unpaid principal balance	-	496,874	-	-	-	-	-	496,874
Related allowance	-	-	-	-	-	-	-	-

Total
Recorded investment	$-	$496,874	$-	$-	$196,535	$-	$133,832	$827,241
Unpaid principal balance	-	496,874	-	-	196,535	-	133,832	827,241
Related allowance	-	-	-	-	116,602	-	72,955	189,557
Three Months Ended September 30, 2018
Average recorded balance	$43,686	$710,504	$47,607	$-	$197,682	$-	$136,343	$1,135,822

Interest income recognized while impaired	$-	$-	$-	$-	$-	$-	$-	$-
Interest income recognized on a cash basis while impaired	353	4,601	-	-	2,085	-	174	7,213
Total interest in impaired loans	$353	$4,601	$-	$-	$2,085	$-	$174	$7,213

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

The following is a summary of loans by risk rating:

September 30, 2019

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
1-4	$5,670,043	$113,611,576	$20,493,732	$74,074,709	$8,170,283	$11,559,809	$9,593,664	$243,173,816
5	-	-	-	-	-	8,044,287	-	8,044,287
6	-	486,443	-	-	192,285	-	35,978	714,706
7	-	405,588	-	-	-	-	76,168	481,756
Total	$5,670,043	$114,503,607	$20,493,732	$74,074,709	$8,362,568	$19,604,096	$9,705,810	$252,414,565

June 30, 2019

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
1-4	$4,318,845	$123,642,066	$20,968,812	$73,246,392	$8,314,410	$11,382,336	$9,649,430	$251,522,291
5	-	-	-	-	-	8,120,209	-	8,120,209
6	-	895,442	-	-	193,601	-	128,011	1,217,054
7	-	307,814	-	-	-	-	-	307,814
Total	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$261,167,368

The following is a summary of past due loans:

September 30, 2019

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
30-59 days, accruing	$-	$1,261,160	$19,673	$-	$-	$-	$102,923	$1,383,756
60-89 days, accruing	-	788,942	-	-	-	-	64,146	853,088
90 days & over or nonaccrual	-	892,031	-	-	192,285	-	112,146	1,196,462
Total	$-	$2,942,133	$19,673	$-	$192,285	$-	$279,215	$3,433,306

June 30, 2019

	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner Occupied	Commercial Non-Owner Occupied	Consumer and Installment	Total
30-59 days, accruing	$-	$2,129,016	$103,706	$-	$-	$-	$72,482	$2,305,204
60-89 days, accruing	-	450,183	-	-	-	-	25,220	475,403
90 days & over or nonaccrual	-	1,203,256	-	-	193,601	-	128,011	1,524,868
Total	$-	$3,782,455	$103,706	$-	$193,601	$-	$225,713	$4,305,475

Troubled Debt Restructurings (“TDRs”) involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were no new TDRs during the three months ending September 30, 2019. There were also no TDRs that defaulted during the period that were modified within the previous three months as of September 30, 2019. There were no TDRs as of September 30, 2019 and June 30, 2019.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status.  All loans transferred out of TDR status during 2019 have met the above criteria.

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three months ended September 30, 2019 and 2018 and the year ended June 30, 2019:

	Three Months ended September 30, 2019
Allowance	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner-Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	-	-	-	-	-	-	(7,826)	-	(7,826)
Recoveries	-	335	-	-	-	-	200	-	535
Provision	1,351	(11,124)	(603)	1,242	29,884	34,820	10,076	(65,646)	-
Balance at 9/30/19	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674

Allowance
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$74,737	$-	$61,379	$-	$136,116
Ending balance collectively evaluated for impairment	5,670	56,804	26,027	111,112	16,340	773,186	11,129	150,290	1,150,558
Ending balance	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674

Loans
Ending balance individually evaluated for impairment	$-	$892,031	$-	$-	$192,285	$-	$112,146	$-	$1,196,462
Ending balance collectively evaluated for impairment	5,670,043	113,611.576	20,493,732	74,074,709	8,170,283	19,604,096	9,593,664	-	251,218,103
Total loans	$5,670,043	$114,503,607	$20,493,732	$74,074,709	$8,362,568	$19,604,096	$9,705,810	$-	$252,414,565
Less allowance	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674
Total loans, net	$5,664,373	$114,446,802	$20,467,705	$73,963,597	$8,271,491	$18,830,910	$9,633,303	$(150,290)	$251,127,891

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

	June 30, 2019
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner-Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	-	-	(44,534)	-	-	-	(15,809)	-	(60,343)
Recoveries	-	28,735	-	-	-	-	1,414	-	30,149
Provision	(439)	31,558	111	38,769	(70,713)	(186,989)	(13,643)	201,346	-
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965

Allowance
Ending balance individually evaluated for impairment	$-	$5,772	$-	$-	$44,564	$-	$52,979	$-	$103,315
Ending balance collectively evaluated for impairment	4,319	61,821	26,630	109,870	16,629	738,366	17,079	215,936	1,190,650
Ending balance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965

Loans
Ending balance individually evaluated for impairment	$-	$1,203,256	$-	$-	$193,601	$-	$128,011	$-	$1,524,868
Ending balance collectively evaluated for impairment	4,318,845	123,642.066	20,968,812	73,246,392	8,314,410	19,502,545	9,649,430	-	259,642,500
Total loans	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$-	$261,167,368
Less allowance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Total loans, net	$4,314,526	$124,777,729	$20,942,182	$73,136,522	$8,446,818	$18,764,179	$9,707,383	$(215,936)	$259,873,403

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses (Continued)

	Three Months ended September 30, 2018
	Construction, Land, Development	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Multifamily	Commercial Owner-Occupied	Commercial Non-Owner Occupied	Consumer	Not Specifically Allocated	Total
Allowance
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	-	-	(30,492)	-	-	-	(2,208)	-	(32,700)
Recoveries	-	10,040	-	-	-	-	311	-	10,351
Provision	200	(11,189)	(16,019)	19	(793)	(19,950)	15,124	32,608	-
Balance at 9/30/18	$4,958	$6,151	$24,542	$71,120	$131,113	$905,405	$111,323	$47,198	$1,301,810

Allowance
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$116,602	$-	$72,955	$-	$189,557
Ending balance collectively evaluated for impairment	4,958	6,151	24,542	71,120	14,511	905,405	38,368	47,198	1,112,253
Ending balance	$4,958	$6,151	$24,542	$71,120	$131,113	$905,405	$111,323	$47,198	$1,301,810

Loans
Ending balance individually evaluated for impairment	$-	$496,873	$-	$-	$196,535	$-	$133,832	$-	$827,240
Ending balance collectively evaluated for impairment	4,957,594	123,051.883	22,936,292	71,120,014	7,255,700	22,708,924	11,186,037	-	263,216,444
Total loans	$4,957,594	$123,548,756	$22,936,292	$71,120,014	$7,452,235	$22,708,924	$11,319,869	$-	$264,043,684
Less allowance	$4,958	$6,151	$24,542	$71,120	$131,113	$905,405	$111,323	$47,198	$1,301,810
Total loans, net	$4,952,636	$123,542,605	$22,911,750	$71,048,894	$7,321,122	$21,803,519	$11,208,546	$(47,198)	$262,741,874

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $3,058,769 and $2,828,576 at September 30, 2019 and June 30, 2019, respectively. The Bank maintained custodial balances in the amount of $0 at September 30, 2019 and June 30, 2019, respectively, in connection with the foregoing loan servicing.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 9 – Borrowings

Borrowings consist of the following:

	September 30, 2019	June 30, 2019

FHLB fixed rate advance (2.45%, matured 7/1/19)	$-	$7,500,000
FHLB fixed rate advance (2.43%, matured 7/2/19)	-	15,000,000
FHLB fixed rate advance (2.45%, matured 7/3/19)	-	5,000,000
FHLB fixed rate advance (2.43%, matured 7/3/19)	-	8,000,000
FHLB fixed rate advance (2.649%, matured 7/23/19)	-	2,500,000
FHLB fixed rate advance (2.649%, matured 7/24/19)	-	3,100,000
FHLB fixed rate advance (2.647%, matured 7/25/19)	-	3,100,000
FHLB fixed rate advance (2.03%, matures 10/1/19)	9,000,000	-
FHLB fixed rate advance (2.05%, matures 10/1/19)	3,300,000	-
FHLB fixed rate advance (2.03%, matures 10/2/19)	8,000,000	-
FHLB fixed rate advance (2.02%, matures 10/3/19)	8,000,000	-
FHLB fixed rate advance (2.04%, matures 10/3/19)	300,000	-
	$28,600,000	$44,200,000

The Bank has a master contract agreement with the Federal Home Loan Bank (“FHLB”), which provides for borrowing up to the maximum $103,037,256 at September 30, 2019. The FHLB provides both fixed and floating rate advances. The Bank has an open line of credit with the FHLB with a variable interest rate. There were $0 outstanding advances on the open line of credit as of September 30, 2019 and June 30, 2019.

Additionally, the Bank had $28,600,000 and $44,200,000 outstanding in term advances at September 30, 2019 and June 30, 2019, respectively. The advances are collateralized by a security agreement pledging a portion of the Bank's real estate mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000, at September 30, 2019 and June 30, 2019. There were no amounts outstanding as of September 30, 2019 or June 30, 2019.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three months ended September 30, 2019 and 2018.  At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270.  The primary difference between the statutory tax rate and the effective rate for the period ending September 30, 2019 would be the anticipated change in valuation allowance.  Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

NOTE 11 – Defined Benefit Pension Plan

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 11 – Defined Benefit Pension Plan (Continued)

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its consolidated balance sheet.

The Bank recognized pension income of $21,174 and $38,133 for the three months ended September 30, 2019 and September 30, 2018, respectively.

The Bank has a valuation of the Plan completed at fiscal year ending June 30, 2019, therefore, there is not a change in pension obligation reported in the condensed consolidated balance sheet, statements of comprehensive income (loss) or in the condensed consolidated statements of changes in equity as of September 30, 2019.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	September 30, 2019	June 30, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$18,473,060	$18,668,750
Sold loan commitments	43,665,484	41,760,875
Credit card commitments	619,660	637,121

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

As of September 30, 2019 and June 30, 2019, the Company does not engage in the use of interest rate swaps, futures or option contracts.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 13 – Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. The final rules implementing BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (“BASEL III rules”) became effective for the Bank on January 1, 2015, with full compliance with all of the requirements having been phased in over a multi-year schedule, fully phased in January 1, 2019.

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

As of September 30, 2019 and June 30, 2019, the Bank was categorized as well capitalized. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table.

The Bank completed a reorganization and capital raise as of April 30, 2019. The Bank’s capital levels after the capital raise met all capital adequacy requirements to which they were subject under the Consent Order and the Consent Order was subsequently terminated on June 19, 2019.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules as of September 30, 2019 and June 30, 2019. Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% as of January 1, 2019. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2019 (Unaudited) and June 30, 2019 and For The Three Months Ended

September 30, 2019 and 2018 (Unaudited)

NOTE 13 – Regulatory Capital Requirements (Continued)

			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019 (unaudited)
Total capital (to risk weighted assets)	$28,247,025	14.07%	$16,058,437	8.00%	$20,073,046	10.00%
Tier 1 capital (to risk weighted assets)	26,960,351	13.43%	12,043,828	6.00%	16,058,437	8.00%
Common Equity Tier 1 (to risk weighted assets)	26,960,351	13.43%	9,032,871	4.50%	13,047,480	6.50%
Tier 1 capital (to average assets)	26,960,351	8.81%	12,235,336	4.00%	15,294,170	5.00%

As of June 30, 2019
Total capital (to risk weighted assets)	$27,643,843	14.01%	$15,780,941	8.00%	$19,726,176	10.00%
Tier 1 capital (to risk weighted assets)	26,349,878	13.36%	11,835,706	6.00%	15,780,941	8.00%
Common Equity Tier 1 (to risk weighted assets)	26,349,878	13.36%	8,876,779	4.50%	12,822,015	6.50%
Tier 1 capital (to average assets)	26,349,878	8.55%	12,327,357	4.00%	15,409,197	5.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At September 30, 2019 and June 30, 2019, the Bank’s net worth was $24,229,896 with general loan loss reserve of $1,150,558 and $23,501,513 with general loan loss reserve of $1,190,650, totaling 8.0% and 7.9% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at September 30, 2019 and June 30, 2019 and for the three months ended September 30, 2019 and 2018 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2019 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of September 30, 2019 and for the three months ended September 30, 2019 and 2018 is derived from unaudited financial statements of TEB Bancorp, Inc. for September 30, 2019 and The Equitable Bank for September 30, 2018 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2019 and for the nine months ended June 30, 2018. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2020.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Total assets increased $4.7 million, or 1.5%, to $316.9 million at September 30, 2019 from $312.2 million at June 30, 2019. The increase in assets related primarily to a $13.1 million increase in loans held for sale, offset by decreases in cash and cash equivalents of $833,000 and net loans held for investment of $8.8 million.

Cash and cash equivalents decreased $833,000, or 14.8%, to $4.8 million at September 30, 2019 from $5.6 million at June 30, 2019. This fluctuation in cash and cash equivalents is a normal part of business operations.

Net loans held for investment decreased $8.7 million, or 3.4%, to $251.1 million at September 30, 2019 from $259.9 million at June 30, 2019, primarily reflecting a decrease in one- to four-family owner occupied residential real estate loans of $10.3 million, or 8.3%, from $124.8 million at June 30, 2019 to $114.5 million at September 30, 2019. The decrease in one- to four-family owner occupied residential real estate loans resulted from loan payoffs and loan refinances during the quarter. This decrease was partially offset by an increase in construction loans of $1.4 million, or 31.3%, to $5.7 million at September 30, 2019 from $4.3 million at June 30, 2019.

Loans held for sale increased $13.1 million, or 185.6%, to $20.2 million at September 30, 2019 from $7.1 million at June 30, 2019. We currently sell a majority of the fixed-rate one- to four-family residential real estate loans that we originate.

Available-for-sale securities remained relatively unchanged, totaling $21.8 million at September 30, 2019 and $20.5 million at June 30, 2019.

Total deposits increased $12.2 million, or 5.2%, to $246.7 million at September 30, 2019 from $234.6 million at June 30, 2019. The increase was due to an increase in certificates of deposit of $10.5 million, or 12.1%, to $97.2 million at September 30, 2019 from $86.8 million at June 30, 2019. In recent periods prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. As the amended Consent Order was terminated on June 19, 2019, we were able to pay competitive rates in the quarter ending September 30, 2019. Certificate of deposit specials were run during the quarter, contributing to the increase. Savings and now accounts increased $1.9 million, or 2.8%, from $70.4 at June 30, 2019 to $72.3 at September 30, 2019.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $15.6 million, or 35.3%, to $28.6 million at September 30, 2019 from $44.2 million at June 30, 2019. We have had to rely on borrowings to fund our operations in recent periods as a result of deposit runoff, described above. As we generated certificate of deposit growth during the quarter, the excess cash was used to repay borrowings.

Total stockholders’ equity increased $686,000, or 2.8%, to $25.1 million at September 30, 2019 from $24.4 million at June 30, 2019. The increase was due primarily to net income of $568,000 during the three months ended September 30, 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income was $568,000 for the three months ended September 30, 2019, compared to net loss of $141,000 for the three months ended September 30, 2018. The change was primarily due to a $916,000 increase in gain on sales of mortgage loans, offset by a $329,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income increased $9,000, or 0.3%, and was $3.1 million for each of the three months ended September 30, 2019 and 2018. Interest income on loans, which is our primary source of interest income, decreased $7,000, or 0.2%, and was $2.9 million for each of the three months ended September 30, 2019 and 2018. Our annualized average yield on loans increased ten basis points to 4.56% for the three months ended September 30, 2019 from 4.46% for the three months ended September 30, 2018, primarily due to an increase in interest income received on loans held for sale. The average balance of loans decreased $6.6 million, or 2.5%, to $256.3 million for the three months ended September 30, 2019 from $262.9 million for the three months ended September 30, 2018.

Interest Expense. Interest expense increased $71,000, or 11.9%, to $664,000 for the three months ended September 30, 2019 compared to $593,000 for the three months ended September 30, 2018, due to increases in market interest rates during the period.

Interest expense on deposits increased $108,000, or 30.7%, to $460,000 for the three months ended September 30, 2019 from $352,000 for the three months ended September 30, 2018. Specifically, interest expense on certificates of deposit increased $110,000, or 33.6%, to $437,000 for the three months ended September 30, 2019 from $327,000 for the three months ended September 30, 2018. The increase resulted from a 52 basis point increase in the annualized average rate we paid on certificates of deposit to 1.88% for the three months ended September 30, 2019 from 1.36% for the three months ended September 30, 2018, reflecting recent increases in market interest rates. This was partially offset by a decrease in the average balance of certificates of deposit, which decreased $3.2 million, or 3.3%, to $93.1 million for the three months ended September 30, 2019 from $96.3 million for the three months ended September 30, 2018. We expect our average balances on certificates of deposit to increase in future periods now that we can pay competitive rates on deposits without our prior regulatory restrictions.

Interest expense on FHLB borrowings decreased $37,000 to $204,000 for the three months ended September 30, 2019 from $241,000 for the three months ended September 30, 2018. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $8.8 million, or 20.3%, to $34.6 million for the three months ended September 30, 2019 from $43.4 million for the three months ended September 30, 2018, and the annualized average rate we paid on borrowings increased 13 basis points to 2.36% for the three months ended September 30, 2019 from 2.23% for the three months ended September 30, 2018. As described above, in the past, we have relied on borrowings to fund our operations as a result of certificate of deposit runoff, but in the current quarter we generated more certificates of deposit and were able to reduce our borrowings.

Net Interest Income. Net interest income decreased 62,000, or 2.5%, and was $2.5 million for each of the three months ended September 30, 2019 and 2018, primarily as a result of higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by 12 basis points to 3.33% for the three months ended September 30, 2019 from 3.45% for the three months ended September 30, 2018, and our net interest margin decreased by five basis points to 3.45% for the three months ended September 30, 2019 from 3.50% for the three months ended September 30, 2018, as our cost of funds increased faster than the increase in the yield earned on interest-earning assets.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended September 30, 2019 or 2018. Our allowance for loan losses was $1.3 million at September 30, 2019 and June 30, 2019. The allowance for loan losses to total loans was 0.51% at September 30, 2019 and 0.50% at June 30, 2018, while the allowance for loan losses to non-performing loans was 107.54% at September 30, 2019 and 157.37% at September 30, 2018.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $922,000, or 153.5%, to $1.5 million for the three months ended September 30, 2019 compared to $600,000 for the three months ended September 30, 2018. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $916,000, or 274.2%, to $1.3 million for the three months ended September 30, 2019 compared to $334,000 for the three months ended September 30, 2018. We originated for sale $87.0 million of mortgage loans during the 2019 period compared to $24.3 million of such originations during the 2018 period.

Non-interest Expenses. Non-interest expenses increased $151,000, or 4.7%, to $3.4 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018. Compensation and benefits expense increased $329,000, or 18.1%, to $2.1 million for the three months ended September 30, 2019 from $1.8 million for the three months ended September 30, 2018, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. The increase in compensation and benefits expense was offset by a decrease in FDIC assessment costs of $146,000, or 123.2%, due to a reimbursement of $27,000 for the three months ended September 30, 2019 from an assessment of $118,000 for the three months ended September 30, 2018, as a result of receiving Small Bank Assessment Credits from the FDIC. Other expenses increased $42,000 or 21.5% to $237,000 for the three months ended September 30, 2019 compared to $195,000 as of September 30, 2018 due to increased costs of being a public company.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended September 30, 2019 and for the three months ended September 30, 2018 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans	$256,278,579	$2,924,435	4.56%	$262,859,260	$2,931,479	4.46%
Securities	20,844,563	147,321	2.83%	20,910,999	147,107	2.81%
Federal Home Loan Bank stock	1,629,423	16,179	3.97%	2,008,719	21,646	4.31%
Other	5,249,782	27,237	2.08%	1,263,305	5,852	1.85%
Total interest-earning assets	284,002,347	3,115,172	4.39%	287,042,283	3,106,084	4.33%
Non-interest-earning assets	26,143,933			19,469,773
Total assets	$310,146,280			$306,512,056

Interest-bearing liabilities:
Demand deposits	$48,006,251	$6,531	0.05%	$46,703,682	$6,952	0.06%
Savings and NOW deposits	74,960,162	16,344	0.09%	82,817,751	17,708	0.09%
Certificates of deposit	93,101,415	437,361	1.88%	96,309,900	327,375	1.36%
Total interest-bearing deposits	216,067,828	460,236	0.85%	225,831,333	352,035	0.62%
Borrowings	34,606,272	203,979	2.36%	43,399,140	241,440	2.23%
Other	320	-	0.00%	406	-	0.00%
Total interest-bearing liabilities	250,674,420	664,215	1.06%	269,230,879	593,475	0.88%
Non-interest-bearing liabilities	34,686,953			23,155,227
Total liabilities	285,361,373			292,386,106
Total equity	24,784,907			14,125,950
Total liabilities and equity	$310,146,280			$306,512,056
Net interest income		$2,450,957			$2,512,609
Net interest rate spread (2)			3.33%			3.45%
Net interest-earning assets (3)	$33,327,927			$17,811,404
Net interest margin (4)			3.45%			3.50%
Average interest-earning assets to interest-bearing liabilities	113.30%			106.62%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At September 30, 2019, we had a $103.0 million line of credit with the Federal Home Loan Bank of Chicago, and had $28.6 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $7.5 million for the three months ended September 30, 2019 and net cash provided by operating activities was $434,000 for the three months ended September 30, 2018. Net cash provided by investing activities, which consists primarily of net receipts on disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $8.8 million and $760,000 for the three months ended September 30, 2019 and the three months ended September 30, 2018, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $2.1 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively.

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

At September 30, 2019, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

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

Item 1A	Risk Factors.

Not applicable as the Company is a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3	Defaults Upon Senior Securities.

None

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101	The following financial statements from the TEB Bancorp Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP INC.

Date:	November 12, 2019	By:	/s/ John P. Matter
John P. Matter, Chief Executive Officer

Date:	November 12, 2019	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Financial Officer

