Form 10-Q
period 2019-12-31
TEB Bancorp, Inc.
filed 2020-02-12
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

YES ☐     NO ☒

As of February 12, 2020,  2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 (Unaudited) and June 30, 2019

	December 31, 2019	June 30, 2019
ASSETS
Cash and due from banks	$4,303,080	$4,617,976
Federal funds sold	2,360,215	1,012,794
Cash and cash equivalents	6,663,295	5,630,770

Interest bearing deposits in banks	201,993	3,674,015
Available for sale securities - stated at fair value	22,299,909	20,542,118
Loans, less allowance for loan losses of $1,262,472 and $1,293,965 at December 31, 2019 and June 30, 2019, respectively	252,459,953	259,873,403
Loans held for sale	6,171,299	7,079,548
Other real estate owned, net	3,302,148	4,080,401
Premises and equipment, net	8,030,087	8,165,274
Federal Home Loan Bank stock	1,035,000	2,061,000
Accrued interest receivable and other assets	1,373,582	1,141,686
TOTAL ASSETS	$301,537,266	$312,248,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$80,807,830	$77,414,345
Savings and NOW	72,196,715	70,385,843
Certificates of deposit	95,683,611	86,761,271
Total Deposits	248,688,156	234,561,459
Federal Home Loan Bank borrowings	20,500,000	44,200,000
Advance payments by borrowers for property taxes and insurance	236,809	3,197,095
Accrued interest payable and other liabilities	6,852,049	5,882,086
Total Liabilities	276,277,014	287,840,640

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of December 31, 2019 and June 30, 2019, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of December 31, 2019 and June 30, 2019)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	16,840,148	15,910,369
Accumulated other comprehensive loss	(2,925,467)	(2,848,365)
Total Stockholders’ Equity	25,260,252	24,407,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,537,266	$312,248,215

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2019 and 2018 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,837,250	$2,928,655	$5,761,686	$5,860,134
Interest and dividends on investment securities	167,581	177,130	331,080	345,883
Interest on federal funds sold	11,903	6,988	33,616	12,094
Interest on deposits in banks	1,978	515	7,502	1,261
Total Interest Income	3,018,712	3,113,288	6,133,884	6,219,372

INTEREST EXPENSE
Interest on deposits	473,716	371,289	933,952	723,324
Interest on Federal Home Loan Bank borrowings	89,357	266,514	293,298	507,932
Interest on federal funds purchased	19	79	57	100
Total Interest Expense	563,092	637,882	1,227,307	1,231,356

Net interest income before provision for loan losses	2,455,620	2,475,406	4,906,577	4,988,016
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	2,455,620	2,475,406	4,906,577	4,988,016

NON-INTEREST INCOME
Service fees on deposits	116,943	124,095	239,548	244,500
Service fees on loans	60,959	94,135	104,333	156,199
Gain on sales of mortgage loans	936,979	287,496	2,187,722	621,782
Income on sale of uninsured products	77,445	65,970	170,512	141,910
Gain on sale of other real estate owned	104,890	—	109,708	—
Other income	5,225	8,837	12,598	16,507
Total Non-Interest Income	1,302,441	580,533	2,824,421	1,180,898

NON-INTEREST EXPENSES
Compensation and benefits	2,041,970	1,821,496	4,191,127	3,641,360
Occupancy	492,766	487,174	982,917	964,114
Advertising	53,422	53,309	134,198	163,579
Data processing services	266,395	298,507	571,814	600,532
FDIC assessment	51,285	118,278	23,826	236,720
Cost of operations for other real estate owned	11,782	19,272	23,096	89,884
Insurance expense	41,600	41,701	81,155	83,816
Professional fees	168,417	70,297	287,487	188,650
Other expenses	268,541	192,506	505,599	387,558
Total Non-Interest Expenses	3,396,178	3,102,540	6,801,219	6,356,213

Income (loss) before income taxes	361,883	(46,601)	929,779	(187,299)
Income tax expense	—	—	—	—
NET INCOME (LOSS)	$361,883	$(46,601)	$929,779	$(187,299)

Basic income per share	$0.14	*	$0.35	*
Diluted income per share	$0.14	*	$0.35	*

*     Earnings per share for the three and six months ended December 31, 2018 is not applicable as no shares were outstanding for that period.

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended December 31, 2019 and 2018 (Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Net income (loss)	$361,883	$(46,601)	$929,779	$(187,299)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	(87,138)	247,021	30,772	100,965
Tax effect	—	—	—	—
Change in pension obligation	(107,874)	—	(107,874)	—
Tax effect	—	—	—	—
Other comprehensive income (loss), net of tax	(195,012)	247,021	(77,102)	100,965
COMPREHENSIVE INCOME (LOSS)	$166,871	$200,420	$852,677	$(86,334)

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2019 and 2018 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

June 30, 2018 (audited)	—	$—	$—	$16,309,708	$(2,207,576)	$14,102,132
Net loss	—	—	—	(140,698)	—	(140,698)
Other comprehensive loss, net of tax	—	—	—	—	(146,056)	(146,056)
September 30, 2018	—	—	—	16,169,010	(2,353,632)	13,815,378
Net loss	—	—	—	(46,601)	—	(46,601)
Other comprehensive income, net of tax	—	—	—	—	247,021	247,021
December 31, 2018	—	$—	$—	$16,122,409	$(2,106,611)	$14,015,798

June 30, 2019 (audited)	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575
Net income	—	—	—	567,896	—	567,896
Other comprehensive income, net of tax	—	—	—	—	117,910	117,910
September 30, 2019	2,624,343	26,243	11,319,328	16,478,265	(2,730,455)	25,093,381
Net income	—	—	—	361,883	—	361,883
Other comprehensive loss, net of tax	—	—	—	—	(195,012)	(195,012)
December 31, 2019	2,624,343	$26,243	$11,319,328	$16,840,148	$(2,925,467)	$25,260,252

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2019 and 2018 (Unaudited)

	For the six months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$929,779	$(187,299)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	—	—
Depreciation	282,449	278,919
Amortization and accretion	29,245	41,593
Origination of mortgage loans held for sale	(150,995,339)	(45,532,436)
Proceeds from sales of mortgage loans held for sale	154,091,310	49,815,774
Gain on sale of mortgage loans held for sale	(2,187,722)	(621,782)
Gain on sale of other real estate owned, net	(109,708)	—
Loss on sale or disposal of assets, net	1,650	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(231,896)	454,274
Accrued interest payable and other liabilities	862,089	(1,042,560)
Net cash flows provided by operating activities	2,671,857	3,206,483
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	348,168	295,322
Purchase of securities available for sale	(2,104,432)	(650,000)
Change in loans	7,276,779	516,245
Changes from redemption (purchase) of FHLB stock	1,026,000	(274,500)
Change in interest bearing deposits in banks	3,472,022	(51,124)
Proceeds from sale of other real estate owned	1,061,484	251,025
Capital expenditures on other real estate owned	(36,852)	(27)
Proceeds from sale of premises and equipment	8,000	—
Purchase of premises and equipment, net	(156,912)	(156,279)
Net cash flows provided by (used in) investing activities	10,894,257	(69,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,126,697	(6,658,959)
FHLB advance proceeds	847,200,000	318,550,000
FHLB advance repayments	(870,900,000)	(312,450,000)
Change in advance payments by borrowers for property taxes and insurance	(2,960,286)	(3,250,840)
Net cash flows used in financing activities	(12,533,589)	(3,809,799)
Net Change in Cash and Cash Equivalents	1,032,525	(672,654)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,630,770	6,134,146
CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,663,295	$5,461,492

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$908,675	$712,263
Loans transferred to other real estate owned	136,671	418,849

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

On April 30, 2019, The Equitable Bank, S.S.B. (the “Bank”) converted to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to a new holding company, TEB Bancorp, Inc. (the “Company”), which sold 1,309,547 shares of common stock to the public at 10.00 per share, representing 49.9% of its outstanding shares of common stock for gross proceeds of approximately $13.1 million. The net proceeds received were approximately $11.4 million after offering costs. TEB Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland. The Bank utilized $100,000 of proceeds received from the offering as initial capitalization of TEB MHC. TEB MHC has been organized as a mutual holding company under the laws of the State of Wisconsin and owns 1,314,796 shares, or 50.1% of the outstanding common stock of TEB Bancorp, Inc.

The costs of the reorganization and the issuing of the common stock totaling $1,649,899 were deferred and deducted from the sales proceeds of the offering.

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

All depositors who had liquidation rights with respect to the Bank as of the effective date of the reorganization continue to have such rights solely with respect to the TEB MHC so long as they continue to hold their deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such liquidation rights with respect to TEB MHC.

At December 31, 2019, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TEB Bancorp, Inc. and its wholly-owned subsidiaries were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended June 30, 2019.

The interim condensed consolidated financial statements of the Company as of December 31, 2019, and for the three and six months ended December 31, 2019 and the condensed consolidated financial statements of the Bank for the three and six months ended December 31, 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are the only adjustments contained in the interim financial statements.  The results of operations for the three and six months

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

ended December 31, 2019, are not necessarily indicative of the results to be achieved for the year ending June 30, 2020 or any other period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending December 31, 2019 and June 30, 2019 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp. and Savings Financial Corporation. The unaudited condensed consolidated financial statements for the period ending December 31, 2018 include the accounts and operations of the Bank and its wholly-owned subsidiaries, Equitable Investment Corp. and Savings Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the "JOBS Act"), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an "emerging growth company". The Company qualifies as an emerging growth company and believes that it will continue to qualify as an emerging growth company.

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

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management of the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the pension actuarial assumptions, and the valuation of deferred tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days. The Company maintains amounts due from banks, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost, which approximates fair value.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section and changes in the funded status of the pension plan, such items, along with net income (loss) are components of comprehensive income (loss).

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

Going Concern

On February 15, 2012, the Board of Directors of the Bank executed a Stipulation and Consent to the Issuance of an Amended Consent Order (“Amended Order”), jointly issued by the Federal Deposit Insurance Corporation (“FDIC”) and the WDFI. Following completion of the Bank's reorganization and capital raise as of April 30, 2019, the Bank's capital levels were above the required 8% for Tier 1 and 12% for Risk Based Capital per the Amended Order. The Amended Order was terminated by the FDIC and the WDFI on June 19, 2019. On June 14, 2019, the Bank entered into an agreement with the WDFI and the FDIC. The Bank's current regulatory capital results and requirements are outlined in Note 13 - "Regulatory Capital Requirements."

The condensed consolidated financial statements were prepared on a going concern basis as of December 31, 2019 and June 30, 2019. There is no longer substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time from the date of the condensed consolidated financial statements.

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2019, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of February 12, 2020.

Reclassification

Certain December 31, 2018 amounts have been reclassified to conform to the December 31, 2019 presentation. The reclassification had no effect on reported amounts of consolidated net loss or stockholders’ equity.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three and six month periods ended December 31, 2019 and 2018.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income	$361,883	*	$929,779	*
Basic potential common shares
Weighted average shares outstanding	2,624,343	*	2,624,343	*
Basic weighted average shares outstanding	2,624,343	*	2,624,343	*
Diluted potential common shares	—	*	—	*
Diluted weighted average shares outstanding	2,624,343	*	2,624,343	*
Basic earnings per share	$0.14	*	$0.35	*
Diluted earnings per share	$0.14	*	$0.35	*

*     Earnings per share for the three and six months ended December 31, 2018 is not applicable as no shares were outstanding for that period.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Loans The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At December 31, 2019 and June 30, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell, establishing a new cost basis.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At December 31, 2019 and June 30, 2019 substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5%  to  15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of December 31, 2019 and June 30, 2019, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$19,994,689	$—	$19,994,689
Mortgage-backed securities	—	1,487,715	—	1,487,715
Certificates of deposit	—	817,505	—	817,505
Total	$—	$22,299,909	$—	$22,299,909

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,878,383	$—	$18,878,383
Mortgage-backed securities	—	1,106,138	—	1,106,138
Certificates of deposit	—	557,597	—	557,597
Total	$—	$20,542,118	$—	$20,542,118

Assets measured at fair value on non-recurring basis:

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Loans, net	$—	$—	$211,112	$211,112
Other real estate owned, net	—	—	3,302,148	3,302,148
Total	$—	$—	$3,513,260	$3,513,260

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Loans, net	$—	$—	$274,750	$274,750
Other real estate owned, net	—	—	4,080,401	4,080,401
Total	$—	$—	$4,355,151	$4,355,151

NOTE 5 – Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with the Federal Reserve Bank of Chicago, based upon a percentage of deposits. These requirements were $1.9 million at December 31, 2019 and $1.5 million at June 30, 2019.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,825,512	$234,343	$65,166	$19,994,689
Mortgage-backed securities	1,441,070	46,645	—	1,487,715
Certificates of deposit	800,000	17,505	—	817,505
	$22,066,582	$298,493	$65,166	$22,299,909

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$18,719,370	$217,627	$58,614	$18,878,383
Mortgage-backed securities	1,065,193	40,945	—	1,106,138
Certificates of deposit	555,000	2,597	—	557,597
	$20,339,563	$261,169	$58,614	$20,542,118

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

December 31, 2019
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$1,573,342	$23,737	$1,095,636	$41,429	$2,668,978	$65,166

Management does not believe any individual unrealized loss as of December 31, 2019 represents other than temporary impairment. The Bank holds $1.1 million, comprised of four securities, in obligations of states and political subdivisions, at December 31, 2019 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of December 31, 2019 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$2,053,760	$2,057,417
Due after one year through 5 years	10,818,717	10,929,129
Due after 5 years through 10 years	6,083,035	6,147,269
Due after 10 years	1,670,000	1,678,379
Subtotal	20,625,512	20,812,194
Mortgage backed securities
Due after one year through 5 years	1,015,619	1,058,723
Due after 5 years through 10 years	425,451	428,992
Total	$22,066,582	$22,299,909

During the three months ended December 31, 2019 and 2018, the Bank did not sell any available for sale securities. The Bank pledged $0 and $7,100,000 of available for sale securities at December 31, 2019 and June 30, 2019, respectively, as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2019	June 30, 2019
Construction, land, development	$7,242,065	$4,318,845
1-4 family owner occupied	111,606,950	124,845,322
1-4 family non-owner occupied	20,152,740	20,968,812
Multifamily	77,933,467	73,246,392
Commercial owner occupied	8,198,761	8,508,011
Commercial non-owner occupied	19,265,342	19,502,545
Consumer and installment loans	9,323,100	9,777,441

Total loans	253,722,425	261,167,368
Less:
Allowance for loan losses	(1,262,472)	(1,293,965)

Loans, net	$252,459,953	$259,873,403

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

Non-performing loans are as follows:

	December 31, 2019	June 30, 2019
Nonaccrual Loans	$1,112,843	$1,524,868
Total non-performing loans	$1,112,843	$1,524,868

Restructured loans, accruing	$—	$—
Total impaired loans	$1,112,843	$1,524,868

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$97,774	$—	$—	$191,014	$—	$108,728	$397,516
Unpaid principal balance	—	97,774	—	—	191,014	—	108,728	397,516
Related allowance	—	43,470	—	—	76,086	—	66,848	186,404

With no related allowance recorded
Recorded investment	$—	$715,327	$—	$—	$—	$—	$—	$715,327
Unpaid principal balance	—	715,327	—	—	—	—	—	715,327
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$813,101	$—	$—	$191,014	$—	$108,728	$1,112,843
Unpaid principal balance	—	813,101	—	—	191,014	—	108,728	1,112,843
Related allowance	—	43,470	—	—	76,086	—	66,848	186,404

	Three Months Ended December 31, 2019
Average recorded balance	$—	$875,987	$—	$—	$191,651	$—	$122,114	$1,189,752
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	4,012	—	—	1,079	—	—	5,091
Total interest on impaired loans	$—	$4,012	$—	$—	$1,079	$—	$—	$5,091

	Six Months Ended December 31, 2019
Average recorded balance	$—	$1,070,070	$2,829	$—	$192,294	$—	$123,339	$1,388,532
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	8,803	298	—	4,382	—	—	13,483
Total interest on impaired loans	$—	$8,803	$298	$—	$4,382	$—	$—	$13,483

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$70,608	$—	$—	$193,601	$—	$113,856	$378,065
Unpaid principal balance	—	70,608	—	—	193,601	—	113,856	378,065
Related allowance	—	5,772	—	—	44,564	—	52,979	103,315

With no related allowance recorded
Recorded investment	$—	$1,132,648	$—	$—	$—	$—	$14,155	$1,146,803
Unpaid principal balance	—	1,132,648	—	—	—	—	14,155	1,146,803
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$1,203,256	$—	$—	$193,601	$—	$128,011	$1,524,868
Unpaid principal balance	—	1,203,256	—	—	193,601	—	128,011	1,524,868
Related allowance	—	5,772	—	—	44,564	—	52,979	103,315

Average recorded balance	$19,198	$865,338	$21,509	$—	$196,182	$—	$133,467	$1,235,694

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	353	19,352	288	—	7,917	—	2,894	30,804
Total interest on impaired loans	$353	$19,352	$288	$—	$7,917	$—	$2,894	$30,804

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

	December 31, 2018
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$70,608	$—	$—	$196,135	$—	$131,268	$398,011
Unpaid principal balance	—	70,608	—	—	196,135	—	131,268	398,011
Related allowance	—	4,809	—	—	117,498	—	70,391	192,698

With no related allowance recorded
Recorded investment	$—	$889,964	$22,993	$—	$—	$—	$7,601	$920,558
Unpaid principal balance	—	889,964	22,993	—	—	—	7,601	920,558
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$960,572	$22,993	$—	$196,135	$—	$138,869	$1,318,569
Unpaid principal balance	—	960,572	22,993	—	196,135	—	138,869	1,318,569
Related allowance	—	4,809	—	—	117,498	—	70,391	192,698

	Three Months Ended December 31, 2018
Average recorded balance	$—	$728,723	$11,496	$—	$196,335	$—	$136,350	$1,072,904

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	3,531	1,947	348	—	1,078	—	1,000	7,904
Total interest on impaired loans	$3,531	$1,947	$348	$—	$1,078	$—	$1,000	$7,904

	Six Months Ended December 31, 2018
Average recorded balance	$21,843	$719,614	$29,552	$—	$197,009	$—	$136,347	$1,104,365

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	3,531	15,063	348	—	3,162	—	1,175	23,279
Total interest in impaired loans	$3,531	$15,063	$348	$—	$3,162	$—	$1,175	$23,279

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan in accordance with the terms of the loan.

The following are the Company's risk rating definitions:

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

The following is a summary of loans by risk rating:

	December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$7,242,065	$110,793,849	$20,152,740	$77,933,467	$8,007,747	$11,301,175	$9,214,372	$244,645,415
5	—	—	—	—	—	7,964,167	—	7,964,167
6	—	579,603	—	—	191,014	—	32,559	803,176
7	—	233,498	—	—	—	—	76,169	309,667
Total	$7,242,065	$111,606,950	$20,152,740	$77,933,467	$8,198,761	$19,265,342	$9,323,100	$253,722,425

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,318,845	$123,642,066	$20,968,812	$73,246,392	$8,314,410	$11,382,336	$9,649,430	$251,522,291
5	—	—	—	—	—	8,120,209	—	8,120,209
6	—	895,442	—	—	193,601	—	128,011	1,217,054
7	—	307,814	—	—	—	—	—	307,814
Total	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$261,167,368

The following is a summary of past due loans:

	December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$35,697	$1,887,777	$58,833	$—	$—	$25,871	$50,118	$2,058,296
60‑89 days, accruing	—	908,130	—	—	—	—	5,312	913,442
90 days & over or nonaccrual	—	813,101	—	—	191,014	—	108,728	1,112,843
Total	$35,697	$3,609,008	$58,833	$—	$191,014	$25,871	$164,158	$4,084,581

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$2,129,016	$103,706	$—	$—	$—	$72,482	$2,305,204
60‑89 days, accruing	—	450,183	—	—	—	—	25,220	475,403
90 days & over or nonaccrual	—	1,203,256	—	—	193,601	—	128,011	1,524,868
Total	$—	$3,782,455	$103,706	$—	$193,601	$—	$225,713	$4,305,475

Troubled Debt Restructurings (“TDRs”) involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were no new TDRs during the six months ending December 31, 2019. There were also no TDRs that defaulted during the period that were modified within the previous six months as of December 31, 2019. There were no TDRs as of December 31, 2019 and June 30, 2019.

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. No loans were transferred out of TDR status during 2019.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and six months ended December 31, 2019 and 2018 and the year ended June 30, 2019:

	Three Months Ended December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 10/1/19	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674
Charge-offs	—	(18,846)	—	—	—	—	(32,012)	—	(50,858)
Recoveries	—	4,820	—	—	—	—	21,836	—	26,656
Provision	5,193	57,197	(3,859)	5,788	(10,987)	36,536	23,682	(113,550)	—
Balance at 12/31/19	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472

	Six Months Ended December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	(18,846)	—	—	—	—	(39,838)	—	(58,684)
Recoveries	—	5,155	—	—	—	—	22,036	—	27,191
Provision	6,544	46,073	(4,462)	7,030	18,897	71,356	33,758	(179,196)	—
Balance at 12/31/19	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472

Allowance
Ending balance individually evaluated for impairment	$—	$43,470	$—	$—	$76,086	$—	$66,848	$—	$186,404
Ending balance collectively evaluated for impairment	10,863	56,505	22,168	116,900	4,004	809,722	19,166	36,740	1,076,068
Ending balance	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472
Loans
Ending balance individually evaluated for impairment	$—	$813,101	$—	$—	$191,014	$—	$108,728	$—	$1,112,843
Ending balance collectively evaluated for impairment	7,242,065	110,793,849	20,152,740	77,933,467	8,007,747	19,265,342	9,214,372	—	252,609,582
Total loans	$7,242,065	$111,606,950	$20,152,740	$77,933,467	$8,198,761	$19,265,342	$9,323,100	$—	$253,722,425
Less allowance	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472
Total loans, net	$7,231,202	$111,506,975	$20,130,572	$77,816,567	$8,118,671	$18,455,620	$9,237,086	$(36,740)	$252,459,953

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	—	—	(44,534)	—	—	—	(15,809)	—	(60,343)
Recoveries	—	28,735	—	—	—	—	1,414	—	30,149
Provision	(439)	31,558	111	38,769	(70,713)	(186,989)	(13,643)	201,346	—
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965

Allowance
Ending balance individually evaluated for impairment	$—	$5,772	$—	$—	$44,564	$—	$52,979	$—	$103,315
Ending balance collectively evaluated for impairment	4,319	61,821	26,630	109,870	16,629	738,366	17,079	215,936	1,190,650
Ending balance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Loans

Ending balance individually evaluated for impairment	$—	$1,203,256	$—	$—	$193,601	$—	$128,011	$—	$1,524,868
Ending balance collectively evaluated for impairment	4,318,845	123,642,066	20,968,812	73,246,392	8,314,410	19,502,545	9,649,430	—	259,642,500
Total loans	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$—	$261,167,368
Less allowance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Total loans, net	$4,314,526	$124,777,729	$20,942,182	$73,136,522	$8,446,818	$18,764,179	$9,707,383	$(215,936)	$259,873,403

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

	Three Months Ended December 31, 2018
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 10/1/18	$4,958	$6,151	$24,542	$71,120	$131,113	$905,405	$111,323	$47,198	$1,301,810
Charge-offs	—	—	(14,042)	—	—	—	(3)	—	(14,045)
Recoveries	—	6,744	—	—	—	—	503	—	7,247
Provision	(1,738)	12,955	18,034	39,984	3,175	(23,608)	(4,115)	(44,687)	—
Balance at 12/31/18	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012

	Six Months Ended December 31, 2018
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	—	—	(44,534)	—	—	—	(2,211)	—	(46,745)
Recoveries	—	16,784	—	—	—	—	814	—	17,598
Provision	(1,538)	1,766	2,015	40,003	2,382	(43,558)	11,009	(12,079)	—
Balance at 12/31/18	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012

Allowance
Ending balance individually evaluated for impairment	$—	$4,809	$—	$—	$117,498	$—	$70,391	$—	$192,698
Ending balance collectively evaluated for impairment	3,220	21,041	28,534	111,104	16,790	881,797	37,317	2,511	1,102,314
Ending balance	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Loans

Ending balance individually evaluated for impairment	$—	$960,572	$22,993	$—	$196,135	$—	$138,869	$—	$1,318,569
Ending balance collectively evaluated for impairment	3,220,671	123,768,658	22,292,226	74,069,572	8,394,869	20,782,399	10,511,753	—	263,040,148
Total loans	$3,220,671	$124,729,230	$22,315,219	$74,069,572	$8,591,004	$20,782,399	$10,650,622	$—	$264,358,717
Less allowance	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Total loans, net	$3,217,451	$124,703,380	$22,286,685	$73,958,468	$8,456,716	$19,900,602	$10,542,914	$(2,511)	$263,063,705

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $2,717,538 and $2,828,576 at December 31, 2019 and June 30, 2019, respectively. The Bank maintained custodial balances in the amount of $0 at December 31, 2019 and June 30, 2019, respectively, in connection with the foregoing loan servicing.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

NOTE 9 – Borrowings

Borrowings consist of the following:

	December 31, 2019	June 30, 2019
FHLB fixed rate advance (2.45%, matured 7/1/19)	$—	$7,500,000
FHLB fixed rate advance (2.43%, matured 7/2/19)	—	15,000,000
FHLB fixed rate advance (2.45%, matured 7/3/19)	—	5,000,000
FHLB fixed rate advance (2.43%, matured 7/3/19)	—	8,000,000
FHLB fixed rate advance (2.649%, matured 7/23/19)	—	2,500,000
FHLB fixed rate advance (2.649%, matured 7/24/19)	—	3,100,000
FHLB fixed rate advance (2.647%, matured 7/25/19)	—	3,100,000
FHLB fixed rate advance (1.72%, matures 1/2/20)	4,000,000	—
FHLB fixed rate advance (1.72%, matures 1/3/20)	7,500,000	—
FHLB fixed rate advance (1.72%, matures 1/6/20)	3,000,000	—
FHLB fixed rate advance (1.74%, matures 1/7/20)	1,000,000	—
FHLB fixed rate advance (1.74%, matures 1/7/20)	500,000
FHLB fixed rate advance (1.72%, matures 1/8/20)	4,500,000	—
	$20,500,000	$44,200,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to the maximum $125,769,661 at December 31, 2019. The FHLB provides both fixed and floating rate advances. Within the master contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were $0 outstanding advances on the open line of credit as of December 31, 2019 and June 30, 2019.

Additionally, the Bank had $20,500,000 and $44,200,000 outstanding in term advances at December 31, 2019 and June 30, 2019, respectively. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000, at December 31, 2019 and June 30, 2019. There were no amounts outstanding as of December 31, 2019 or June 30, 2019.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three and six months ended December 31, 2019 and 2018. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740‑270. The primary difference between the statutory tax rate and the effective rate for the period ending December 31, 2019 would be the anticipated change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

NOTE 11 – Defined Benefit Pension Plan

The Plan covers substantially all employees hired prior to March 31, 2012. The benefits are based on years of service and the employee’s average monthly pay received during the five highest consecutive calendar years in the last 10 years of employment under the Plan. Management contributes annually the amounts necessary to provide for defined benefit payments upon retirement or death as determined by the Plan’s actuary. The defined benefit pension plan was frozen effective March 31, 2012 for all employees. No additional benefits are being accrued for active participants after this date, and no new participants will be entered into the Plan.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its consolidated balance sheet.

The Bank recognized pension income of $21,174 and $42,348 for the three and six months ended December 31, 2019, respectively, and $25,422 and $63,555 for the three and six months ended December 31, 2018, respectively.

The Bank had a valuation of the Plan completed at fiscal year ending June 30, 2019, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of $215,747. The change in pension obligation reported in the condensed consolidated balance sheet, condensed consolidated statements of comprehensive income (loss), and in the condensed consolidated statements of changes in stockholders’ equity as of December 31, 2019 reflect this estimation.

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	December 31, 2019	June 30, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$17,340,177	$18,668,750
Sold loan commitments	15,325,687	41,760,875
Credit card commitments	601,263	637,121

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Credit card commitments are unsecured.

As of December 31, 2019 and June 30, 2019, the Company does not engage in the use of interest rate swaps, futures or option contracts.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

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

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), Tier 1 Common Equity (as defined), and Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2019 and June 30, 2019, the Bank was categorized as well capitalized.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table.

The Bank completed a reorganization and capital raise as of April 30, 2019. The Bank’s capital levels after the capital raise met all capital adequacy requirements to which they were subject under the Consent Order and the Consent Order was subsequently terminated on June 19, 2019.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules as of December 31, 2019 and June 30, 2019.  Under Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.625% beginning January 1, 2016 to 2.50% as of January 1, 2019. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019 (unaudited)
Total capital (to risk weighted assets)	$28,637,477	14.70%	$15,587,728	8.00%	$19,484,660	10.00%
Tier 1 capital (to risk weighted assets)	27,375,005	14.05%	11,690,796	6.00%	15,587,728	8.00%
Common Equity Tier 1 (to risk weighted assets)	27,375,005	14.05%	8,768,097	4.50%	12,665,029	6.50%
Tier 1 capital (to average assets)	27,375,005	9.15%	11,966,041	4.00%	14,957,551	5.00%

As of June 30, 2019
Total capital (to risk weighted assets)	$27,643,843	14.01%	$15,780,941	8.00%	$19,726,176	10.00%
Tier 1 capital (to risk weighted assets)	26,349,878	13.36%	11,835,706	6.00%	15,780,941	8.00%
Common Equity Tier 1 (to risk weighted assets)	26,349,878	13.36%	8,876,779	4.50%	12,822,015	6.50%
Tier 1 capital (to average assets)	26,349,878	8.55%	12,327,357	4.00%	15,409,197	5.00%

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2019 (Unaudited) and June 30, 2019 and For The Three and Six Months Ended

December 31, 2019 and 2018 (Unaudited)

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At December 31, 2019 and June 30, 2019, the Bank’s net worth was $24,449,538 with general loan loss reserve of $1,076,068 and $23,501,513 with general loan loss reserve of $1,190,650, totaling 8.5% and 7.9% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at December 31, 2019 and June 30, 2019 and for the three and six months ended December 31, 2019 and 2018 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2019 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of December 31, 2019 and for the three and six months ended December 31, 2019 and 2018 is derived from unaudited financial statements of TEB Bancorp, Inc. for December 31, 2019 and The Equitable Bank for December 31, 2018 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2019 and for the three and six months ended December 31, 2019 and 2018. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2020.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10‑K for the year ended June 30, 2019.

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Total assets decreased $10.7 million, or 3.4%, to $301.5 million at December 31, 2019 from $312.2 million at June 30, 2019. The decrease in assets was due to a decrease of $7.4 million in net loans held for investment and a $3.5 million decrease in interest bearing deposits in banks, offset by an increase in available-for-sale securities of $1.8 million and $1.0 million in cash and cash equivalents.

Cash and cash equivalents increased $1.0 million, or 18.3%, to $6.7 million at December 31, 2019 from $5.6 million at June 30, 2019. This fluctuation in cash and cash equivalents is a normal part of business operations.

Net loans held for investment decreased $7.4 million, or 2.9%, to $252.5 million at December 31, 2019 from $259.9 million at June 30, 2019, primarily reflecting a decrease in one- to four-family owner occupied residential real estate loans of $13.2 million, or 10.6%, from $124.8 million at June 30, 2019 to $111.6 million at December 31, 2019. The decrease in one- to four-family owner occupied residential real estate loans resulted from loan payoffs and loan refinances during the six months ended. We currently sell the majority of the single family loans we originate. This decrease was partially offset by an increase in multifamily loans of $4.7 million, or 6.4%, to $77.9 million at December 31, 2019 from $73.2 million at June 30, 2019.

Other real estate owned decreased $778,000, or 19.1% to $3.3 million at December 31, 2019 from $4.1 million at June 30, 2019, due to the sale of four properties totaling $1.0 million, offset by two new properties added to other real estate owned totaling $137,000.

Interest bearing deposits decreased $3.5 million, or 94.5%, to $202,000 at December 31, 2019 from $3.7 million at June 30, 2019. We have invested excess cash into securities to improve our yield on our assets.

Available-for-sale securities increased $1.8 million, or 8.6%, to $22.3 million at December 31, 2019 from $20.5 million at June 30, 2019, due to the purchase of securities totaling $2.1 million, offset by maturities of $300,000.

Total deposits increased $14.1 million, or 6.0%, to $248.7 million at December 31, 2019 from $234.6 million at June 30, 2019. The increase was due to an increase in certificates of deposit of $8.9 million, or 10.3%, to $95.7 million at December 31, 2019 from $86.8 million at June 30, 2019. In recent periods prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. As the amended Consent Order was terminated on June 19, 2019, we were able to pay competitive rates starting in the quarter ended September 30, 2019. Certificate of deposit specials were run during the last six months, contributing to the increase. Savings and Now accounts increased $1.8 million, or 2.6%, from $70.4 million at June 30, 2019 to $72.2 million at December 31, 2019.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $23.7 million, or 53.6%, to $20.5 million at December 31, 2019 from $44.2 million at June 30, 2019. We have had to rely on borrowings to fund our operations in recent periods as a result of deposit runoff, described above. As we generated certificate of deposit growth during the period, the excess cash was used to repay borrowings.

Total stockholders’ equity increased $853,000, or 3.5%, to $25.3 million at December 31, 2019 from $24.4 million at June 30, 2019. The increase was due primarily to net income of $930,000 during the six months ended December 31, 2019.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018

General. Net income was $362,000 for the three months ended December 31, 2019, compared to net loss of $47,000 for the three months ended December 31, 2018.  The change was primarily due to a $649,000 increase in gain on sales of mortgage loans, offset by a $220,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $95,000, or 3.0%, to $3.0 million for the three months ended December 31, 2019 compared to $3.1 million for the three months ended December 31, 2018.  Interest income on loans, which is our primary source of interest income, decreased $91,000, or 3.1%, to $2.8 million for the three months ended December 31, 2019 compared to $2.9 million for the three months ended December 31, 2018.  Our annualized average yield on loans increased three basis points to 4.53% for the three months ended December 31, 2019 from 4.50% for the three months ended December 31, 2018, primarily due to an increase in interest income received on loans held for sale. The average balance of loans decreased $9.7 million, or 3.7%, to $250.8 million for the three months ended December 31, 2019 from $260.4 million for the three months ended December 31, 2018.

Interest Expense. Interest expense decreased $75,000, or 11.7%, to $563,000 for the three months ended December 31, 2019 compared to $638,000 for the three months ended December 31, 2018, due to decreases in market interest rates during the period.

Interest expense on deposits increased $102,000, or 27.6%, to $474,000 for the three months ended December 31, 2019 from $371,000 for the three months ended December 31, 2018.  Specifically, interest expense on certificates of deposit increased $103,000, or 29.7%, to $450,000 for the three months ended December 31, 2019 from $347,000 for the three months ended December 31, 2018.  The increase resulted from a 36 basis point increase in the annualized average rate we paid on certificates of deposit to 1.88% for the three months ended December 31, 2019 from 1.52% for the three months ended December 31, 2018, reflecting recent increases in market interest rates. Also, a $4.2 million increase in the average balance of certificates of deposits to $95.6 million at December 31, 2019 from $91.4 million for the three months ended December 31, 2018.

Interest expense on FHLB borrowings decreased $177,000 to $89,000 for the three months ended December 31, 2019 from $267,000 for the three months ended December 31, 2018.  This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings.  The average balance of borrowings decreased $24.8 million, or 56.5%, to $19.1 million for the three months ended December 31, 2019 from $43.8 million for the three months ended December 31, 2018, and the annualized average rate we paid on borrowings decreased 55 basis points to 1.88% for the three months ended December 31, 2019 from 2.43% for the three months ended December 31, 2018.  As described above, in the past, we have relied on borrowings to fund our operations as a result of certificate of deposit runoff, but in the current quarter we generated more certificates of deposit and were able to reduce our borrowings.

Net Interest Income. Net interest income decreased 20,000, or 0.8%, and was $2.5 million for each of the three months ended December 31, 2019 and 2018, primarily as a result of higher rates paid on certificates of deposit, as discussed above.  In addition, our net interest rate spread increased by one basis point to 3.42% for the three months ended December 31, 2019 from 3.41% for the three months ended December 31, 2018, and our net interest margin increased by seven basis points to 3.54% for the three months ended December 31, 2019 from 3.47% for the three months ended December 31, 2018, due to changes in market interest rates.

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

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended December 31, 2019 or 2018.  Our allowance for loan losses was $1.3 million at December 31, 2019 and September 30, 2019.  The allowance for loan losses to total loans was 0.50% at December 31, 2019 and 0.51% at September 30, 2019, while the allowance for loan losses to non-performing loans was 113.45% at December 31, 2019 and 84.86% at September 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2019.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $722,000, or 124.4%, to $1.3 million for the three months ended December 31, 2019 compared to $581,000 for the three months ended December 31, 2018.  Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $649,000, or 225.9%, to $937,000 for the three months ended December 31, 2019 compared to $287,000 for the three months ended December 31, 2018.

We originated for sale $63.9 million of mortgage loans during the 2019 period compared to $21.3 million of such originations during the 2018 period.

Non-interest Expenses. Non-interest expenses increased $294,000, or 9.5%, to $3.4 million for the three months ended December 31, 2019 from $3.1 million for the three months ended December 31, 2018. Compensation and benefits expense increased $220,000, or 12.1%, to $2.0 million for the three months ended December 31, 2019 from $1.8 million for the three months ended December 31, 2018, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume.  The increase in compensation and benefits expense was offset by a decrease in FDIC assessment costs of $67,000, or 56.6%, to $51,000 for the three months ended December 31, 2019 from $118,000 for the three months ended December 31, 2018, as we are no longer subject to the Amended Order and our FDIC insurance premium decreased, our accrual has also decreased to $58,400 for the three months ended December 31, 2019 from $122,250 for the three months ended December 31, 2018.  Other expenses increased $76,000 or 39.5% to $269,000 for the three months ended December 31, 2019 compared to $193,000 as of December 31, 2018 due to increased costs of being a public company.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended December 31, 2019 and for the three months ended December 31, 2018 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended December 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$250,759,871	$2,837,250	4.53%	$260,421,112	$2,928,655	4.50%
Securities	21,804,777	152,457	2.80%	20,954,682	149,603	2.86%
Federal Home Loan Bank stock	1,115,516	15,124	5.42%	2,032,571	27,527	5.42%
Other	3,805,111	13,881	1.46%	1,556,801	7,503	1.93%
Total interest-earning assets	277,485,275	3,018,712	4.35%	284,965,166	3,113,288	4.37%
Non-interest-earning assets	26,152,436			20,536,732
Total assets	$303,637,711			$305,501,898

Interest-bearing liabilities:
Demand deposits	$49,897,476	$7,554	0.06%	$46,495,773	$7,066	0.06%
Savings and NOW deposits	76,457,585	16,166	0.08%	83,226,423	17,193	0.08%
Certificates of deposit	95,616,025	449,996	1.88%	91,366,799	347,030	1.52%
Total interest-bearing deposits	221,971,086	473,716	0.85%	221,088,995	371,289	0.67%
Borrowings	19,056,846	89,376	1.88%	43,811,900	266,593	2.43%
Total interest-bearing liabilities	241,027,932	563,092	0.93%	264,900,895	637,882	0.96%
Non-interest-bearing liabilities	37,239,268			26,734,991
Total liabilities	278,267,200			291,635,886
Total equity	25,370,511			13,867,012
Total liabilities and equity	$303,637,711			$305,502,898
Net interest income		$2,455,620			$2,475,406
Net interest rate spread (2)			3.42%			3.41%
Net interest-earning assets (3)	$36,457,343			$20,064,271
Net interest margin (4)			3.54%			3.47%
Average interest-earning assets to interest-bearing liabilities	115.13%			107.57%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2019 and 2018

General. Net income was $930,000 for the six months ended December 31, 2019, compared to net loss of $187,000 for the six months ended December 31, 2018. The change was primarily due to a $1.6 million increase in gain on sales of mortgage loans, offset by a $550,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $85,000, or 1.4%, and was $6.1 million for the six months ended December 31, 2019 and $6.2 million for the six months ended December 31, 2018. Interest income on loans, which is our primary source of interest income, decreased $98,000, or 1.7%,  to $5.8 million for the six months ended December 31, 2019 compared to $5.9 million for the six months ended December 31, 2018. Our annualized average yield on loans increased seven basis points to 4.55% for the six months ended December 31, 2019 from 4.48% for the six months ended December 31, 2018, primarily due to an increase in interest income received on loans held for sale. The average balance of loans decreased $8.1 million, or 3.1%, to $253.5 million for the six months ended December 31, 2019 from $261.6 million for the six months ended December 31, 2018.

Interest Expense. Interest expense remained relatively unchanged, decreasing $4,000, or 0.3%, and was $1.2 million for the six months ended December 31, 2019 and 2018.

Interest expense on deposits increased $211,000, or 29.1%, to $934,000 for the six months ended December 31, 2019 from $723,000 for the six months ended December 31, 2018. Specifically, interest expense on certificates of deposit increased $213,000, or 31.6%, to $887,000 for the six months ended December 31, 2019 from $674,000 for the six months ended December 31, 2018. The increase resulted from a 44 basis point increase in the annualized average rate we paid on certificates of deposit to 1.88% for the six months ended December 31, 2019 from 1.44% for the six months ended December 31, 2018, reflecting recent increases in market interest rates. The increase was also due to an increase in the average balance of certificates of deposit, which increased $520,000, or 0.6%, to $94.4 million for the six months ended December 31, 2019 from $93.8 million for the six months ended December 31, 2018.

Interest expense on FHLB borrowings decreased $215,000 to $293,000 for the six months ended December 31, 2019 from $508,000 for the six months ended December 31, 2018. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $16.8 million, or 38.5%, to $26.8 million for the six months ended December 31, 2019 from $43.6 million for the six months ended December 31, 2018, and the annualized average rate we paid on borrowings decreased 14 basis points to 2.19% for the six months ended December 31, 2019 from 2.33% for the six months ended December 31, 2018. As described above, in the past, we have relied on borrowings to fund our operations as a result of certificate of deposit runoff, but in the current period we generated more certificates of deposit and were able to reduce our borrowings.

Net Interest Income. Net interest income decreased $81,000, or 1.6%,  to $4.9 million for the six months ended December 31, 2019 from $5.0 million for the six months ended December 31, 2018, primarily as a result of higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by six basis points to 3.37% for the six months ended December 31, 2019 from 3.43% for the six months ended December 31, 2018, and our net interest margin increased by one basis point to 3.50% for the six months ended December 31, 2019 from 3.49% for the six months ended December 31, 2018, due to changes in market interest rates.

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

After an evaluation of these factors, we recorded no provision for loan losses for the six months ended December 31, 2019 or 2018. Our allowance for loan losses was $1.3 million at December 31, 2019 and June 30, 2019. The allowance for loan losses to total loans was 0.50% at December 31, 2019 and 0.50% at June 30, 2019, while the allowance for loan losses to non-performing loans was 113.45% at December 31, 2019 and 84.86% at June 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2019. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $1.6 million, or 139.2%, to $2.8 million for the six months ended December 31, 2019 compared to $1.2 million for the six months ended December 31, 2018. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $1.6 million, or 251.8%, to $2.2 million for the six months ended December 31, 2019 compared to $622,000 for the six months ended December 31,

2018. We originated for sale $151.0 million of mortgage loans during the 2019 period compared to $45.5 million of such originations during the 2018 period.

Non-interest Expenses. Non-interest expenses increased $445,000, or 7.0%, to $6.8 million for the six months ended December 31, 2019 from $6.4 million for the six months ended December 31, 2018. Compensation and benefits expense increased $550,000, or 15.1%, to $4.2 million for the six months ended December 31, 2019 from $3.6 million for the six months ended December 31, 2018, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. The increase in compensation and benefits expense was offset by a decrease in FDIC assessment costs of $213,000, or 89.9%, to $24,000 for the six months ended December 31, 2019 from $237,000 for the six months ended December 31, 2018, as a result of $79,000 in Small Bank Assessment Credits from the FDIC. Additionally, as we are no longer subject to the Amended Order and our FDIC insurance premium decreased, our accrual has also decreased to $118,400 for the six months ended December 31, 2019 from $244,500 for the six months ended December 31, 2018. Other expenses increased $118,000 or 30.5% to $506,000 for the six months ended December 31, 2019 compared to $388,000 as of December 31, 2018 due to increased costs of being a public company.

Income Tax Expense. We recognized no income tax expense or benefits for the six months ended December 31, 2019 and for the six months ended December 31, 2018 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Six Months Ended December 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$253,519,689	$5,761,686	4.55%	$261,640,186	$5,860,134	4.48%
Securities	21,324,670	299,777	2.81%	20,932,840	296,710	2.83%
Federal Home Loan Bank stock	1,372,469	31,303	4.56%	2,020,645	49,173	4.87%
Other	4,527,447	41,118	1.82%	1,410,023	13,355	1.89%
Total interest-earning assets	280,744,275	6,133,884	4.37%	286,003,694	6,219,372	4.35%
Non-interest-earning assets	26,150,138			19,995,317
Total assets	$306,894,413			$305,999,011

Interest-bearing liabilities:
Demand deposits	$48,951,864	$14,289	0.06%	$46,597,127	$14,012	0.06%
Savings and NOW deposits	75,708,873	32,303	0.09%	83,024,688	34,907	0.08%
Certificates of deposit	94,358,720	887,360	1.88%	93,838,349	674,405	1.44%
Total interest-bearing deposits	219,019,457	933,952	0.85%	223,460,164	723,324	0.65%
Borrowings	26,834,247	293,355	2.19%	43,605,520	508,032	2.33%
Total interest-bearing liabilities	245,853,704	1,227,307	1.00%	267,065,684	1,231,356	0.92%
Non-interest-bearing liabilities	35,964,495			24,945,311
Total liabilities	281,818,199			292,010,995
Total equity	25,076,214			13,988,016
Total liabilities and equity	$306,894,413			$305,999,011
Net interest income		$4,906,577			$4,988,016
Net interest rate spread (2)			3.37%			3.43%
Net interest-earning assets (3)	$34,890,571			$18,938,010
Net interest margin (4)			3.50%			3.49%
Average interest-earning assets to interest-bearing liabilities	114.19%			107.09%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At December 31, 2019, we had a $125.8 million line of credit with the Federal Home Loan Bank of Chicago, and had $20.5 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.7 million for the six months ended December 31, 2019 and $3.2 million for the six months ended December 31, 2018. Net cash provided by investing activities, which consists primarily of net receipts on disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $10.9 million and net cash used in investing activities was $69,000 for the six months ended December 31, 2019 and the six months ended December 31, 2018, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $12.5 million and $3.8 million for the six months ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

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

Item 5    Other Information.

None.

Item 6    Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1

Certification of Principal Executive Officer Pursuant to Rules 13a‑14 and 15d‑14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2

Certification of Principal Financial Officer Pursuant to Rules 13a‑14 and 15d‑14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 101

The following financial statements from the TEB Bancorp Inc. Quarterly Report on Form 10‑Q for the quarter ended December 31, 2019, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP INC.

Date:	February 12, 2020	By:	/s/ John P. Matter
John P. Matter, Chief Executive Officer

Date:	February 12, 2020	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Financial Officer