Form 10-Q
period 2020-03-31
TEB Bancorp, Inc.
filed 2020-05-13
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

YES ☐     NO ☒

As of May 13, 2020, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 (Unaudited) and June 30, 2019

	March 31, 2020	June 30, 2019
ASSETS
Cash and due from banks	$2,176,907	$4,617,976
Federal funds sold	2,906,986	1,012,794
Cash and cash equivalents	5,083,893	5,630,770

Interest bearing deposits in banks	457,151	3,674,015
Available for sale securities - stated at fair value	22,378,822	20,542,118
Loans, less allowance for loan losses of $1,303,434 and $1,293,965 at March 31, 2020 and June 30, 2019, respectively	245,245,987	259,873,403
Loans held for sale	10,187,579	7,079,548
Other real estate owned, net	3,302,148	4,080,401
Premises and equipment, net	8,003,028	8,165,274
Federal Home Loan Bank stock	1,237,500	2,061,000
Accrued interest receivable and other assets	1,619,802	1,141,686
TOTAL ASSETS	$297,515,910	$312,248,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$75,089,833	$77,414,345
Savings and NOW	70,001,749	70,385,843
Certificates of deposit	94,711,457	86,761,271
Total Deposits	239,803,039	234,561,459
Federal Home Loan Bank borrowings	24,500,000	44,200,000
Advance payments by borrowers for property taxes and insurance	1,516,354	3,197,095
Accrued interest payable and other liabilities	6,185,465	5,882,086
Total Liabilities	272,004,858	287,840,640

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of March 31, 2020 and June 30, 2019, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of March 31, 2020 and June 30, 2019)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	16,909,132	15,910,369
Accumulated other comprehensive loss	(2,743,651)	(2,848,365)
Total Stockholders’ Equity	25,511,052	24,407,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,515,910	$312,248,215

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2020 and 2019 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,731,711	$2,925,560	$8,493,397	$8,785,694
Interest and dividends on investment securities	168,055	183,775	499,135	529,658
Interest on federal funds sold	6,494	8,375	40,110	20,468
Interest on deposits in banks	542	831	8,044	2,093
Total Interest Income	2,906,802	3,118,541	9,040,686	9,337,913

INTEREST EXPENSE
Interest on deposits	472,799	378,016	1,406,752	1,101,341
Interest on Federal Home Loan Bank borrowings	74,211	346,062	367,509	853,994
Interest on federal funds purchased	86	155	143	255
Total Interest Expense	547,096	724,233	1,774,404	1,955,590

Net interest income before provision for loan losses	2,359,706	2,394,308	7,266,282	7,382,323
Provision for loan losses	85,000	—	85,000	—
Net interest income after provision for loan losses	2,274,706	2,394,308	7,181,282	7,382,323

NON-INTEREST INCOME
Service fees on deposits	100,580	107,239	340,128	351,739
Service fees on loans	67,750	37,738	172,083	193,936
Gain on sales of mortgage loans	837,130	260,813	3,024,852	882,595
Income on sale of uninsured products	92,140	80,823	262,652	222,733
Gain (loss) on sale of other real estate owned	3,163	(23,265)	112,871	(23,265)
Other income	3,663	10,070	16,261	26,578
Total Non-Interest Income	1,104,426	473,418	3,928,847	1,654,316

NON-INTEREST EXPENSES
Compensation and benefits	2,050,377	1,851,693	6,241,503	5,493,052
Occupancy	500,856	501,947	1,483,774	1,466,062
Advertising	49,176	49,176	183,374	212,755
Data processing services	263,335	310,542	835,149	911,074
FDIC assessment	47,744	116,008	71,570	352,728
Cost of operations for other real estate owned	22,302	23,567	45,398	113,451
Insurance expense	39,273	41,625	120,428	125,441
Professional fees	82,964	87,791	370,450	276,441
Other expenses	254,121	166,810	759,720	554,368
Total Non-Interest Expenses	3,310,148	3,149,159	10,111,366	9,505,372

Income (loss) before income taxes	68,984	(281,433)	998,763	(468,733)
Income tax expense	—	—	—	—
NET INCOME (LOSS)	$68,984	$(281,433)	$998,763	$(468,733)

Basic income per share	$0.03	*	$0.38	*
Diluted income per share	$0.03	*	$0.38	*

*     Earnings per share for the three and nine months ended March 31, 2019 is not applicable as no shares were outstanding for that period.

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended March 31, 2020 and 2019 (Unaudited)

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
Net income (loss)	$68,984	$(281,433)	$998,763	$(468,733)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains arising during period	235,753	308,255	266,525	409,220
Tax effect	—	—	—	—
Change in pension obligation	(53,937)	—	(161,811)	—
Tax effect	—	—	—	—
Other comprehensive income, net of tax	181,816	308,255	104,714	409,220
COMPREHENSIVE INCOME (LOSS)	$250,800	$26,822	$1,103,477	$(59,513)

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2020 and 2019 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

June 30, 2018 (audited)	—	$—	$—	$16,309,708	$(2,207,576)	$14,102,132
Net loss	—	—	—	(140,698)	—	(140,698)
Other comprehensive loss, net of tax	—	—	—	—	(146,056)	(146,056)
September 30, 2018	—	—	—	16,169,010	(2,353,632)	13,815,378
Net loss	—	—	—	(46,601)	—	(46,601)
Other comprehensive income, net of tax	—	—	—	—	247,021	247,021
December 31, 2018	—	—	—	16,122,409	(2,106,611)	14,015,798
Net loss	—	—	—	(281,433)	—	(281,433)
Other comprehensive income, net of tax	—	—	—	—	308,255	308,255
March 31, 2019	—	$—	$—	$15,840,976	$(1,798,356)	$14,042,620

June 30, 2019 (audited)	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575
Net income	—	—	—	567,896	—	567,896
Other comprehensive income, net of tax	—	—	—	—	117,910	117,910
September 30, 2019	2,624,343	26,243	11,319,328	16,478,265	(2,730,455)	25,093,381
Net income	—	—	—	361,883	—	361,883
Other comprehensive loss, net of tax	—	—	—	—	(195,012)	(195,012)
December 31, 2019	2,624,343	26,243	11,319,328	16,840,148	(2,925,467)	25,260,252
Net income	—	—	—	68,984	—	68,984
Other comprehensive income, net of tax	—	—	—	—	181,816	181,816
March 31, 2020	2,624,343	$26,243	$11,319,328	$16,909,132	$(2,743,651)	$25,511,052

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2020 and 2019 (Unaudited)

	For the nine months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$998,763	$(468,733)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Provision for loan losses	85,000	—
Depreciation	417,179	414,877
Amortization and accretion	48,811	62,485
Origination of mortgage loans held for sale	(206,421,764)	(62,597,025)
Proceeds from sales of mortgage loans held for sale	206,338,585	68,144,729
Gain on sale of mortgage loans held for sale	(3,024,852)	(882,595)
(Gain) loss on sale of other real estate owned, net	(112,871)	23,265
Loss on sale or disposal of assets, net	1,650	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(478,116)	(2,313,380)
Accrued interest payable and other liabilities	141,568	(1,002,503)
Net cash flows (used in) provided by operating activities	(2,006,047)	1,381,120
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	1,055,442	438,282
Purchase of securities available for sale	(2,674,432)	(650,000)
Change in loans	14,341,560	2,342,188
Change from redemption (purchase) of FHLB stock	823,500	(139,500)
Change in interest bearing deposits in banks	3,216,864	(288,454)
Proceeds from sale of other real estate owned	1,128,832	323,387
Charge-offs and (capital expenditures) on other real estate owned	(36,852)	1,583
Proceeds from sale of premises and equipment	8,000	—
Purchase of premises and equipment, net	(264,583)	(180,653)
Net cash flows provided by investing activities	17,598,331	1,846,833
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,241,580	(2,751,881)
FHLB advance proceeds	1,049,550,000	485,450,000
FHLB advance repayments	(1,069,250,000)	(486,350,000)
Change in advance payments by borrowers for property taxes and insurance	(1,680,741)	(1,802,324)
Net cash flows used in financing activities	(16,139,161)	(5,454,205)
Net Change in Cash and Cash Equivalents	(546,877)	(2,226,252)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,630,770	6,134,146
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,083,893	$3,907,894

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,361,970	$1,098,418
Loans transferred to other real estate owned	200,856	418,849

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

All depositors who had liquidation rights with respect to the Bank as of the effective date of the reorganization continue to have such rights solely with respect to TEB MHC so long as they continue to hold their deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such liquidation rights with respect to TEB MHC.

At March 31, 2020, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The interim condensed consolidated financial statements of the Company as of March 31, 2020, and for the three and nine months ended March 31, 2020 and the condensed consolidated financial statements of the Bank for the three and nine months ended March 31, 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.  Such adjustments are the only adjustments contained in the interim financial statements.  The results of operations for the three and nine months

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

ended March 31, 2020, are not necessarily indicative of the results to be achieved for the year ending June 30, 2020 or any other period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending March 31, 2020 and June 30, 2019 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp. and Savings Financial Corporation. The unaudited condensed consolidated financial statements for the period ending March 31, 2019 include the accounts and operations of the Bank and its wholly-owned subsidiaries, Equitable Investment Corp. and Savings Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

The condensed consolidated financial statements were prepared on a going concern basis as of March 31, 2020 and June 30, 2019. There is no longer substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period of time from the date of the condensed consolidated financial statements.

Significant Events

In December 2019, a coronavirus (COVID-19) was reported in China and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. In order to protect the health of employees and customers, the Company has temporarily limited lobby hours and transitioned as many employees to remote work as possible. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program call the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. The Company receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

As of May 8, 2020, the Company originated 13 loans totaling $1.1 million of loans and generated approximately $35,000 from the processing fees. All PPP loan originations occurred after the end of the March 31, 2020 reporting period.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes.  Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

As of May 8, 2020, the Company had received requests to modify 88 loans aggregating $27.9 million. As of May 8, 2020, the Company had modified 56 loans aggregating $12.9 million, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, $12.7 million, or 98.5%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. One loan totaling $194,000 was modified subsequent to March 31, 2020 and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore will be reported as a TDR. As the conditions requiring the need for the loan modification as well as the modification request were received subsequent to March 31, 2020, this loan was not reported as a TDR as of quarter end. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve will be necessary. Details with respect to loan modification requests are as follows:

Loan Classification	Number of Loans	Balance as of March 31, 2020
Construction, land, development	1	$46,036
1-4 family owner occupied	47	7,075,990
1-4 family non-owner occupied	18	2,637,884
Multifamily	12	10,571,720
Commercial owner occupied	3	1,518,194
Commercial non-owner occupied	4	5,953,060
Consumer and installment loans	3	47,920
Total loan modification requests	88	$27,850,804

The Company’s allowance for loan losses increased $85,000 to $1.3 million at March 31, 2020 compared to $1.3 million at December 31, 2019. At March 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.53% and 0.50% of total loans, respectively. In the first quarter of 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at March 31, 2020, the Company considered the health and composition of its loan portfolio going into the COVID-19 pandemic. At March 31, 2020, approximately 99.2% of the Company’s loan portfolio is

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2020, other than those discussed above in “Significant Events”, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of May 13, 2020.

Reclassification

Certain March 31, 2019 amounts have been reclassified to conform to the March 31, 2020 presentation. The reclassification had no effect on reported amounts of consolidated net loss or stockholders’ equity.

NOTE 2 – Recent Accounting Pronouncements

The FASB issues Accounting Standards Updates (“ASU”s) to the FASB Accounting Standards Codification (“ASC”). This section provides a summary description of recent ASUs that had or that management expects may have an impact on the consolidated financial statements issued upon adoption.  The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updates are effective on a retrospective basis for the annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Based on management’s evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of these standards, because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP, or the anticipated revenue recognition outcomes with the adoption of these standards will likely be similar to our current revenue recognition practices. Management has evaluated its non-interest revenue streams, including deposit related fees, service charges, and income on the sale of uninsured products to determine the potential impact of the adoption on the Company’s consolidated financial statements and expects no material changes. Management expects that the adoption of ASUs 2016-12 and 2014-09 will have no material effect on the consolidated results of operations, financial position, or cash flows of the Company.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three and nine month periods ended March 31, 2020 and 2019.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net income	$68,984	*	$998,763	*
Basic potential common shares
Weighted average shares outstanding	2,624,343	*	2,624,343	*
Basic weighted average shares outstanding	2,624,343	*	2,624,343	*
Diluted potential common shares	—	*	—	*
Diluted weighted average shares outstanding	2,624,343	*	2,624,343	*
Basic earnings per share	$0.03	*	$0.38	*
Diluted earnings per share	$0.03	*	$0.38	*

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

*     Earnings per share for the three and nine months ended March 31, 2019 is not applicable as no shares were outstanding for that period.

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

Loans The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At March 31, 2020 and June 30, 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell, establishing a new cost basis.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At March 31, 2020 and June 30, 2019 substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2020 and June 30, 2019, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$20,105,016	$—	$20,105,016
Mortgage-backed securities	—	1,448,230	—	1,448,230
Certificates of deposit	—	825,576	—	825,576
Total	$—	$22,378,822	$—	$22,378,822

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,878,383	$—	$18,878,383
Mortgage-backed securities	—	1,106,138	—	1,106,138
Certificates of deposit	—	557,597	—	557,597
Total	$—	$20,542,118	$—	$20,542,118

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

Assets measured at fair value on non-recurring basis:

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$188,183	$188,183
Other real estate owned, net	—	—	3,302,148	3,302,148
Total	$—	$—	$3,490,331	$3,490,331

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance	$—	$—	$274,750	$274,750
Other real estate owned, net	—	—	4,080,401	4,080,401
Total	$—	$—	$4,355,151	$4,355,151

NOTE 5 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at March 31. 2020. Required reserves were $1.5 million at June 30, 2019.

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,703,101	$428,159	$26,244	$20,105,016
Mortgage-backed securities	1,406,641	41,589	—	1,448,230
Certificates of deposit	800,000	25,576	—	825,576
	$21,909,742	$495,324	$26,244	$22,378,822

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$18,719,370	$217,627	$58,614	$18,878,383
Mortgage-backed securities	1,065,193	40,945	—	1,106,138
Certificates of deposit	555,000	2,597	—	557,597
	$20,339,563	$261,169	$58,614	$20,542,118

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

March 31, 2020
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$—	$—	$989,005	$26,244	$989,005	$26,244

Management does not believe any individual unrealized loss as of March 31, 2020 represents other than temporary impairment. The Bank holds $989,000, comprised of three securities, in obligations of states and political subdivisions, at March 31, 2020 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

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

The amortized cost and fair value of available for sale securities as of March 31, 2020 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$1,547,215	$1,553,154
Due after one year through 5 years	11,406,921	11,606,371
Due after 5 years through 10 years	5,508,965	5,677,547
Due after 10 years	2,040,000	2,093,520
Subtotal	20,503,101	20,930,592
Mortgage backed securities
Due after one year through 5 years	—	—
Due after 5 years through 10 years	990,546	1,028,351
Due after 10 years	416,095	419,879
Total	$21,909,742	$22,378,822

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

During the three months ended March 31, 2020 and 2019, the Bank did not sell any available for sale securities. The Bank did not have any available for sale securities pledged at March 31, 2020 and $7,100,000 were pledged at June 30, 2019 as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	March 31, 2020	June 30, 2019
Construction, land, development	$4,762,278	$4,318,845
1-4 family owner occupied	109,212,203	124,845,322
1-4 family non-owner occupied	20,098,726	20,968,812
Multifamily	78,150,768	73,246,392
Commercial owner occupied	6,843,419	8,508,011
Commercial non-owner occupied	18,744,604	19,502,545
Consumer and installment loans	8,737,423	9,777,441

Total loans	246,549,421	261,167,368
Less:
Allowance for loan losses	(1,303,434)	(1,293,965)

Loans, net	$245,245,987	$259,873,403

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $245,000 at March 31, 2020 and $312,000 at June 30, 2019.

Non-performing loans are as follows:

	March 31, 2020	June 30, 2019
Nonaccrual Loans	$1,267,622	$1,524,868
Total non-performing loans	$1,267,622	$1,524,868

Restructured loans, accruing	$—	$—
Total impaired loans	$1,267,622	$1,524,868

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	March 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$93,110	$—	$—	$189,702	$—	$106,164	$388,976
Unpaid principal balance	—	93,110	—	—	189,702	—	106,164	388,976
Related allowance	—	59,000	—	—	77,510	—	64,283	200,793

With no related allowance recorded
Recorded investment	$—	$805,785	$—	$—	$—	$—	$72,861	$878,646
Unpaid principal balance	—	805,785	—	—	—	—	72,861	878,646
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$898,895	$—	$—	$189,702	$—	$179,025	$1,267,622
Unpaid principal balance	—	898,895	—	—	189,702	—	179,025	1,267,622
Related allowance	—	59,000	—	—	77,510	—	64,283	200,793

	Three Months Ended March 31, 2020
Average recorded balance	$—	$900,114	$14,708	$—	$190,364	$—	$144,751	$1,249,937
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	3,847	—	—	—	—	712	4,559
Total interest on impaired loans	$—	$3,847	$—	$—	$—	$—	$712	$4,559

	Nine Months Ended March 31, 2020
Average recorded balance	$—	$1,027,784	$7,863	$—	$191,650	$—	$133,365	$1,360,662
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	12,651	298	—	4,382	—	712	18,043
Total interest on impaired loans	$—	$12,651	$298	$—	$4,382	$—	$712	$18,043

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$70,608	$—	$—	$193,601	$—	$113,856	$378,065
Unpaid principal balance	—	70,608	—	—	193,601	—	113,856	378,065
Related allowance	—	5,772	—	—	44,564	—	52,979	103,315

With no related allowance recorded
Recorded investment	$—	$1,132,648	$—	$—	$—	$—	$14,155	$1,146,803
Unpaid principal balance	—	1,132,648	—	—	—	—	14,155	1,146,803
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$1,203,256	$—	$—	$193,601	$—	$128,011	$1,524,868
Unpaid principal balance	—	1,203,256	—	—	193,601	—	128,011	1,524,868
Related allowance	—	5,772	—	—	44,564	—	52,979	103,315

Average recorded balance	$19,198	$865,338	$21,509	$—	$196,182	$—	$133,467	$1,235,694

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	353	19,352	288	—	7,917	—	2,894	30,804
Total interest on impaired loans	$353	$19,352	$288	$—	$7,917	$—	$2,894	$30,804

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

	March 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$70,608	$—	$—	$196,135	$—	$116,420	$383,163
Unpaid principal balance	—	70,608	—	—	196,135	—	116,420	383,163
Related allowance	—	5,325	—	—	45,768	—	56,397	107,490

With no related allowance recorded
Recorded investment	$—	$899,537	$—	$—	$—	$—	$7,601	$907,138
Unpaid principal balance	—	899,537	—	—	—	—	7,601	907,138
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$970,145	$—	$—	$196,135	$—	$124,021	$1,290,301
Unpaid principal balance	—	970,145	—	—	196,135	—	124,021	1,290,301
Related allowance	—	5,325	—	—	45,768	—	56,397	107,490

	Three Months Ended March 31, 2019
Average recorded balance	$—	$965,358	$11,496	$—	$196,135	$—	$131,445	$1,304,434

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	1,386	18	—	—	—	1,070	2,474
Total interest on impaired loans	$—	$1,386	$18	$—	$—	$—	$1,070	$2,474

	Nine Months Ended March 31, 2019
Average recorded balance	$14,562	$801,528	$23,533	$—	$196,718	$—	$134,855	$1,171,196

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	3,531	16,449	367	—	3,162	—	2,244	25,753
Total interest in impaired loans	$3,531	$16,449	$367	$—	$3,162	$—	$2,244	$25,753

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

The following is a summary of loans by risk rating:

	March 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,762,278	$108,313,308	$20,098,726	$78,150,768	$6,653,717	$10,862,375	$8,558,398	$237,399,570
5	—	—	—	—	—	7,882,229	—	7,882,229
6	—	898,895	—	—	189,702	—	102,856	1,191,453
7	—	—	—	—	—	—	76,169	76,169
Total	$4,762,278	$109,212,203	$20,098,726	$78,150,768	$6,843,419	$18,744,604	$8,737,423	$246,549,421

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,318,845	$123,642,066	$20,968,812	$73,246,392	$8,314,410	$11,382,336	$9,649,430	$251,522,291
5	—	—	—	—	—	8,120,209	—	8,120,209
6	—	895,442	—	—	193,601	—	128,011	1,217,054
7	—	307,814	—	—	—	—	—	307,814
Total	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$261,167,368

The following is a summary of past due loans:

	March 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$711,352	$64,190	$—	$—	$—	$40,792	$816,334
60‑89 days, accruing	—	289,676	—	—	—	—	—	289,676
90 days & over or nonaccrual	—	898,895	—	—	189,702	—	179,025	1,267,622
Total	$—	$1,899,923	$64,190	$—	$189,702	$—	$219,817	$2,373,632

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$2,129,016	$103,706	$—	$—	$—	$72,482	$2,305,204
60‑89 days, accruing	—	450,183	—	—	—	—	25,220	475,403
90 days & over or nonaccrual	—	1,203,256	—	—	193,601	—	128,011	1,524,868
Total	$—	$3,782,455	$103,706	$—	$193,601	$—	$225,713	$4,305,475

There were no new TDRs during the nine months ending March 31, 2020. There were also no TDRs that defaulted during the period that were modified within the previous nine months as of March 31, 2020. There were no TDRs as of March 31, 2020 and June 30, 2019. As discussed within “Significant Events” of Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Of the loan modification requests received subsequent to March 31, 2020, one loan totaling $194,000 did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore will be reported as a TDR. As the conditions requiring the need for the loan modification as well as the modification request were received subsequent to March 31, 2020, this loan was not reported as a TDR as of quarter end. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve will be necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. No loans were transferred out of TDR status during 2019 or the first quarter of 2020.

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and nine months ended March 31, 2020 and 2019 and the year ended June 30, 2019:

	Three Months Ended March 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 12/31/19	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472
Charge-offs	—	(38,726)	—	—	—	—	(5,312)	—	(44,038)
Recoveries	—	—	—	—	—	—	—	—	—
Provision	3,424	337,855	50,991	195,703	14,054	(542,611)	17,729	7,855	85,000
Balance at 3/31/20	$14,287	$399,104	$73,159	$312,603	$94,144	$267,111	$98,431	$44,595	$1,303,434

	Nine Months Ended March 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	(57,572)	—	—	—	—	(45,150)	—	(102,722)
Recoveries	—	5,155	—	—	—	—	22,036	—	27,191
Provision	9,968	383,928	46,529	202,733	32,951	(471,255)	51,487	(171,341)	85,000
Balance at 3/31/20	$14,287	$399,104	$73,159	$312,603	$94,144	$267,111	$98,431	$44,595	$1,303,434

Allowance
Ending balance individually evaluated for impairment	$—	$59,000	$—	$—	$77,510	$—	$64,283	$—	$200,793
Ending balance collectively evaluated for impairment	14,287	340,104	73,159	312,603	16,634	267,111	34,148	44,595	1,102,641
Ending balance	$14,287	$399,104	$73,159	$312,603	$94,144	$267,111	$98,431	$44,595	$1,303,434
Loans
Ending balance individually evaluated for impairment	$—	$898,895	$—	$—	$189,702	$—	$179,025	$—	$1,267,622
Ending balance collectively evaluated for impairment	4,762,278	108,313,308	20,098,726	78,150,768	6,653,717	18,744,604	8,558,398	—	245,281,799
Total loans	$4,762,278	$109,212,203	$20,098,726	$78,150,768	$6,843,419	$18,744,604	$8,737,423	$—	$246,549,421
Less allowance	$14,287	$399,104	$73,159	$312,603	$94,144	$267,111	$98,431	$44,595	$1,303,434
Total loans, net	$4,747,991	$108,813,099	$20,025,567	$77,838,165	$6,749,275	$18,477,493	$8,638,992	$(44,595)	$245,245,987

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 12/31/18	$3,220	$25,850	$28,534	$111,104	$134,288	$881,797	$107,708	$2,511	$1,295,012
Charge-offs	—	—	—	—	—	—	(13,599)	—	(13,599)
Recoveries	—	6,327	—	—	—	—	300	—	6,627
Provision	97	34,416	(2,035)	923	(71,633)	(126,924)	(25,526)	190,682	—
Balance at 3/31/19	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040

	Nine Months Ended March 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	—	—	(44,534)	—	—	—	(15,809)	—	(60,343)
Recoveries	—	23,110	—	—	—	—	1,114	—	24,224
Provision	(1,441)	36,183	(20)	40,926	(69,251)	(170,482)	(14,518)	178,603	—
Balance at 3/31/19	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040

Allowance
Ending balance individually evaluated for impairment	$—	$5,325	$—	$—	$45,768	$—	$56,397	$—	$107,490
Ending balance collectively evaluated for impairment	3,317	61,268	26,499	112,027	16,887	754,873	12,486	193,193	1,180,550
Ending balance	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040
Loans

Ending balance individually evaluated for impairment	$—	$970,145	$—	$—	$196,135	$—	$124,021	$—	$1,290,301
Ending balance collectively evaluated for impairment	3,316,605	122,535,797	21,031,234	74,684,437	8,443,494	20,904,832	10,319,103	—	261,235,502
Total loans	$3,316,605	$123,505,942	$21,031,234	$74,684,437	$8,639,629	$20,904,832	$10,443,124	$—	$262,525,803
Less allowance	$3,317	$66,593	$26,499	$112,027	$62,655	$754,873	$68,883	$193,193	$1,288,040
Total loans, net	$3,313,288	$123,439,349	$21,004,735	$74,572,410	$8,576,974	$20,149,959	$10,374,241	$(193,193)	$261,237,763

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $2,706,195 and $2,828,576 at March 31, 2020 and June 30, 2019, respectively. The Bank did not maintain any custodial balances at March 31, 2020 and June 30, 2019, respectively, in connection with the foregoing loan servicing.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

NOTE 9 – Borrowings

Borrowings consist of the following:

	March 31, 2020	June 30, 2019
FHLB fixed rate advance (2.45%, matured 7/1/19)	$—	$7,500,000
FHLB fixed rate advance (2.43%, matured 7/2/19)	—	15,000,000
FHLB fixed rate advance (2.45%, matured 7/3/19)	—	5,000,000
FHLB fixed rate advance (2.43%, matured 7/3/19)	—	8,000,000
FHLB fixed rate advance (2.649%, matured 7/23/19)	—	2,500,000
FHLB fixed rate advance (2.649%, matured 7/24/19)	—	3,100,000
FHLB fixed rate advance (2.647%, matured 7/25/19)	—	3,100,000
FHLB fixed rate advance (0.28%, matures 4/2/20)	2,500,000	—
FHLB fixed rate advance (0.35%, matures 4/23/20)	5,000,000	—
FHLB fixed rate advance (1.07%, matures 6/2/20)	7,000,000	—
FHLB fixed rate advance (0.74%, matures 6/12/20)	5,000,000	—
FHLB fixed rate advance (0.61%, matures 9/11/20)	5,000,000	—
	$24,500,000	$44,200,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to the maximum $130,006,641 at March 31, 2020. The FHLB provides both fixed and floating rate advances. Within the master contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were no outstanding advances on the open line of credit as of March 31, 2020 and June 30, 2019.

Additionally, the Bank had $24,500,000 and $44,200,000 outstanding in term advances at March 31, 2020 and June 30, 2019, respectively. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000. There were no amounts outstanding as of March 31, 2020 or June 30, 2019.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three and nine months ended March 31, 2020 and 2019. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740‑270. The primary difference between the statutory tax rate and the effective rate for the period ending March 31, 2020 would be the anticipated change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its consolidated balance sheet.

The Bank recognized pension income of $21,174 and $63,522 for the three and nine months ended March 31, 2020, respectively, and $30,000 and $93,555 for the three and nine months ended March 31, 2019, respectively.

The Bank had a valuation of the Plan completed at fiscal year ending June 30, 2019, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of $215,747. The change in pension obligation reported in the condensed consolidated balance sheet, condensed consolidated statements of comprehensive income (loss), and in the condensed consolidated statements of changes in stockholders’ equity as of March 31, 2020 reflect this estimation.

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	March 31, 2020	June 30, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$17,886,956	$18,668,750
Sold loan commitments	71,034,565	41,760,875
Credit card commitments	575,210	637,121

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

As of March 31, 2020 and June 30, 2019, the Company does not engage in the use of interest rate swaps, futures or option contracts.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020  (Unaudited) and June 30, 2019 and for The Three and Nine Months Ended

March 31, 2020 and 2019 (Unaudited)

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

As of March 31, 2020 and June 30, 2019, the Bank was categorized as well capitalized.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table.

The Bank completed a reorganization and capital raise as of April 30, 2019. The Bank’s capital levels after the capital raise met all capital adequacy requirements to which they were subject under the Consent Order and the Consent Order was subsequently terminated on June 19, 2019.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules as of March 31, 2020 and June 30, 2019.  Under Basel III rules, the Bank must hold a capital conservation buffer 2.5% above the adequately capitalized risk-based capital ratios. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020 (unaudited)
Total capital (to risk weighted assets)	$28,764,083	15.11%	$15,233,243	8.00%	$19,041,554	10.00%
Tier 1 capital (to risk weighted assets)	27,460,649	14.42%	11,424,932	6.00%	15,233,243	8.00%
Common Equity Tier 1 (to risk weighted assets)	27,460,649	14.42%	8,568,699	4.50%	12,377,010	6.50%
Tier 1 capital (to average assets)	27,460,649	9.34%	11,762,089	4.00%	14,702,611	5.00%

As of June 30, 2019
Total capital (to risk weighted assets)	$27,643,843	14.01%	$15,780,941	8.00%	$19,726,176	10.00%
Tier 1 capital (to risk weighted assets)	26,349,878	13.36%	11,835,706	6.00%	15,780,941	8.00%
Common Equity Tier 1 (to risk weighted assets)	26,349,878	13.36%	8,876,779	4.50%	12,822,015	6.50%
Tier 1 capital (to average assets)	26,349,878	8.55%	12,327,357	4.00%	15,409,197	5.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At March 31, 2020 and June 30, 2019, the Bank’s net worth was $24,716,999 with general loan loss reserve of $1,102,641 and $23,501,513 with general loan loss reserve of $1,190,650, totaling 8.7% and 7.9% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at March 31, 2020 and June 30, 2019 and for the three and nine months ended March 31, 2020 and 2019 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2019 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of March 31, 2020 and for the three and nine months ended March 31, 2020 and 2019 is derived from unaudited financial statements of TEB Bancorp, Inc. for March 31, 2020 and The Equitable Bank for March 31, 2019 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2019 and for the three and nine months ended March 31, 2020 and 2019. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2020.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy;

•	the effect of the COVID-19 pandemic on the Company’s credit quality, revenue, and business operations;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;
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

COVID-19 Outbreak

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. The following table shows the Company’s exposure within these hard-hit industries.

Commercial Loan Type	March 31, 2020	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,964,423	0.80%
Retail	1,929,582	0.78%
Hospitality and tourism	—	—%
	$3,894,005	1.58%

The Company’s allowance for loan losses increased $85,000 to $1.3 million at March 31, 2020 compared to $1.3 million at December 31, 2019. At March 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.53% and 0.50% of total loans, respectively. In the first quarter of 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at March 31, 2020, the Company considered the health and composition of its loan portfolio going into the COVID-19 pandemic. At March 31, 2020, approximately 99.2% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	our uninsured investment revenues may decline with continuing market turmoil;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition, and results of operations and prospects.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program call the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of May 8, 2020, the Company originated 13 loans totaling $1.1 million of loans and generated approximately $35,000 from the processing fees. All PPP loan originations occurred after the end of the March 31, 2020 reporting period.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes.  Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.

As of May 8, 2020, the Company had received requests to modify 88 loans aggregating $27.9 million. As of May 8, 2020, the Company had modified 56 loans aggregating $12.9 million, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, $12.7 million, or 98.5%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. One loan totaling $194,000 was modified subsequent to March 31, 2020 and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore will be reported as a TDR. As conditions requiring the need for the loan modification as well as the modification request were received subsequent to March 31, 2020, this loan was not reported as a TDR as of quarter end. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve will be necessary.

The Company elected to make provisions to the loan loss reserve totaling $85,000 as of March 31, 2020. The provision increased the net reserve as a percentage of total loans from 0.50% as of December 31, 2019 to 0.53% as of March 31, 2020. The provisions equate to a 6.98% increase to the general reserve as of March 31, 2020. The Company determined the provisions made in March 2020 to be an adequate response to COVID-19 because of an excess in the allowance for loan losses that had accumulated due to the historical loss history showing significant decreases in loss percentages within the non-owner-occupied commercial real estate category as of March 31, 2020. The historical loss percentage decreased from 4.15% as of December 31, 2019 to 1.13% as of March 31, 2020. This reduction created an addition to the general reserve of $589,000. In addition to the provisions made in March 2020, the Company directly allocated more than $500,000 across the loan portfolio to safeguard against deterioration to the portfolio that could occur as a result of COVID-19. The re-allocation of the excess was done by increasing portfolio-wide qualitative factors based on trends in the national and local economy, industry trends, and other external factors.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10‑K for the year ended June 30, 2019.

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Total assets decreased $14.7 million, or 4.7%, to $297.5 million at March 31, 2020 from $312.2 million at June 30, 2019. The decrease in assets was due to a decrease of $14.6 million in net loans held for investment and a $3.2 million decrease in interest bearing deposits in banks, offset by an increase in available-for-sale securities of $1.8 million.

Cash and cash equivalents decreased $547,000, or 9.7%, to $5.1 million at March 31, 2020 from $5.6 million at June 30, 2019. This fluctuation in cash and cash equivalents is a normal part of business operations.

Net loans held for investment decreased $14.6 million, or 5.6%, to $245.2 million at March 31, 2020 from $259.9 million at June 30, 2019, primarily reflecting a decrease in one- to four-family owner occupied residential real estate loans of $15.6 million, or 12.5%, from $124.8 million at June 30, 2019 to $109.2 million at March 31, 2020. The decrease in one- to four-family owner occupied residential real estate loans resulted from loan payoffs and loan refinances during the nine months ended March 31, 2020. We currently sell the majority of the single family loans we originate. This decrease was partially offset by an increase in multifamily loans of $4.9 million, or 6.7%, to $78.2 million at March 31, 2020 from $73.2 million at June 30, 2019.

Loans held for sale increased $3.1 million, or 43.9%, to $10.2 million at March 31, 2020 from $7.1 million at June 30, 2019, due to the increased origination and sale of single family loans. The increase in the origination of these loans is a result of the decrease in interest rates related to the function of the yield curve due to the economic conditions.

Other real estate owned decreased $778,000, or 19.1% to $3.3 million at March 31, 2020 from $4.1 million at June 30, 2019, due to the sale of five properties totaling $1.0 million, offset by three new properties added to other real estate owned totaling $220,000.

Interest bearing deposits decreased $3.2 million, or 87.6%, to $457,000 at March 31, 2020 from $3.7 million at June 30, 2019. We have invested excess cash into securities to improve our yield on our assets.

Available-for-sale securities increased $1.8 million, or 8.9%, to $22.4 million at March 31, 2020 from $20.5 million at June 30, 2019, due to the purchase of securities totaling $2.7 million, offset by maturities of $1.1 million.

Total deposits increased $5.2 million, or 2.2%, to $239.8 million at March 31, 2020 from $234.6 million at June 30, 2019. The increase was due to an increase in certificates of deposit of $8.0 million, or 9.2%, to $94.7 million at March 31, 2020 from $86.8 million at June 30, 2019. In recent periods prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the Federal Home Loan Bank of Chicago. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area, based on interest rates, in the current market rate environment. As the amended Consent Order was terminated on June 19, 2019, we were able to pay competitive rates starting in the quarter ended September 30, 2019. Certificate of deposit specials were run during the last nine months, contributing to the increase in certificates of deposit. The increase in certificates of deposits was offset by a decrease in demand accounts of $2.3 million, or 3.0%, from $77.4 million at June 30, 2019 to $75.1 million at March 31, 2020.

Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $19.7 million, or 44.6%, to $24.5 million at March 31, 2020 from $44.2 million at June 30, 2019. We had to rely on borrowings to fund our operations in recent periods as a result of deposit runoff, described above. As we generated certificate of deposit growth, the excess cash was used to repay borrowings.

Federal home loan bank stock decreased $824,000, or 40.0%, to $1.2 million at March 31, 2020, from $2.1 million at June 30, 2019, as a result of the decrease in borrowed funds as described above. As the balance of borrowed funds decreased, the amount of stock required also decreased.

Total stockholders’ equity increased $1.1 or 4.5%, to $25.5 million at March 31, 2020 from $24.4 million at June 30, 2019. The increase was due primarily to net income of $999,000 during the nine months ended March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income was $69,000 for the three months ended March 31, 2020, compared to net loss of $281,000 for the three months ended March 31, 2019.  The change was primarily due to a $576,000 increase in gain on sales of mortgage loans, offset by a $199,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $212,000, or 6.8%, to $2.9 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019.  Interest income on loans, which is our primary source of interest income, decreased $194,000, or 6.6%, to $2.7 million for the three months ended March 31, 2020 compared to $2.9 million for the three months ended March 31, 2019.  Our annualized average yield on loans decreased nine basis points to 4.39% for the three months ended March 31, 2020 from 4.48% for the three months ended March 31, 2019, primarily due to the decrease in interest rates related to the function of the yield curve due to the economic conditions. The average balance of loans decreased $12.0 million, or 4.6%, to $249.1 million for the three months ended March 31, 2020 from $261.1 million for the three months ended March 31, 2019.

Interest Expense. Interest expense decreased $177,000, or 24.5%, to $547,000 for the three months ended March 31, 2020 compared to $724,000 for the three months ended March 31, 2019, due to decreases in market interest rates during the period.

Interest expense on deposits increased $95,000, or 25.1%, to $473,000 for the three months ended March 31, 2020 from $378,000 for the three months ended March 31, 2019.  Specifically, interest expense on certificates of deposit increased $96,000, or 27.1%, to $452,000 for the three months ended March 31, 2020 from $355,000 for the three months ended March 31, 2019.  The increase resulted from a 23 basis point increase in the annualized average rate we paid on certificates of deposit to 1.84% for the three months ended March 31, 2020 from 1.61% for the three months ended March 31, 2019, reflecting our ability to pay competitive rates and run certificate of deposit specials due to the termination of the amended Consent Order. Additionally, there was a $10.1 million increase in the average balance of certificates of deposits to $98.4 million at March 31, 2020 from $88.3 million for the three months ended March 31, 2019.

Interest expense on FHLB borrowings decreased $272,000 to $74,000 for the three months ended March 31, 2020 from $346,000 for the three months ended March 31, 2019.  This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings.  The average balance of borrowings decreased $34.2 million, or 62.9%, to $20.2 million for the three months ended March 31, 2020 from $54.5 million for the three months ended March 31, 2019, and the annualized average rate we paid on borrowings decreased 107 basis points to 1.47% for the three months ended March 31, 2020 from 2.54% for the three months ended March 31, 2019.  As described above, in the past, we have relied on borrowings to fund our operations as a result of certificate of deposit runoff, but in the current quarter we generated more certificates of deposit and were able to reduce our borrowings.

Net Interest Income. Net interest income remained relatively stable, decreasing $35,000, or 1.4%, for the three months ended March 31, 2020 from the three months ended March 31, 2019.  In addition, our net interest rate spread increased by three basis points to 3.31% for the three months ended March 31, 2020 from 3.28% for the three months ended March 31, 2019, and our net interest margin increased by nine basis points to 3.43% for the three months ended March 31, 2020 from 3.34% for the three months ended March 31, 2019, due to changes in market interest rates.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded an additional $85,000 provision for loan losses for the three months ended March 31, 2020, but did not record a provision for the three months ended March 31, 2019.  Our allowance for loan losses was $1.3 million at March 31, 2020 and December 31, 2019.  The allowance for loan losses to total loans was 0.53% at March 31, 2020 and 0.50% at December 31, 2019, while the allowance for loan losses to non-performing loans was 102.83% at March 31, 2020 and 113.45% at December 31, 2019. The decrease in allowance for loan losses as a percentage of non-performing loans was largely due to the addition of a first and second mortgage from a customer totaling $202,000 that are estimated to be in a gain position and did not require an additional provision.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2020.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $631,000, or 133.3%, to $1.1 million for the three months ended March 31, 2020 compared to $473,000 for the three months ended March 31, 2019.  Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $576,000, or 221.0%, to $837,000 for the three months ended March 31, 2020 compared to $261,000 for the three months ended March 31, 2019.  We originated for sale $55.4 million of mortgage loans during the 2020 period compared to $17.1 million of such originations during the 2019 period.

Non-interest Expenses. Non-interest expenses increased $161,000, or 5.1%, to $3.3 million for the three months ended March 31, 2020 from $3.1 million for the three months ended March 31, 2019. Compensation and benefits expense increased $199,000, or 10.7%, to $2.1 million for the three months ended March 31, 2020 from $1.9 million for the three months ended March 31, 2019, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume.  The increase in compensation and benefits expense was offset by a decrease in FDIC assessment costs of $68,000, or 58.8%, to $48,000 for the three months ended March 31, 2020 from $116,000 for the three months ended March 31, 2019, as we are no longer subject to the Amended Order and our FDIC insurance premium decreased, our accrual has also decreased to $55,000 for the three months ended March 31, 2020 from $120,000 for the three months ended March 31, 2019.  Other expenses increased $87,000 or 52.3% to $254,000 for the three months ended March 31, 2020 compared to $167,000 as of March 31, 2019 due to increased costs of being a public company.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended March 31, 2020 and for the three months ended March 31, 2019 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$249,111,298	$2,731,711	4.39%	$261,148,915	$2,925,560	4.48%
Securities	22,465,022	154,598	2.75%	21,363,687	150,007	2.81%
Federal Home Loan Bank stock	1,090,984	13,457	4.93%	2,526,596	33,768	5.35%
Other	2,539,861	7,036	1.11%	1,670,250	9,206	2.20%
Total interest-earning assets	275,207,165	2,906,802	4.22%	286,709,448	3,118,541	4.35%
Non-interest-earning assets	21,303,405			18,680,892
Total assets	$296,510,570			$305,390,340

Interest-bearing liabilities:
Demand deposits	$49,079,228	$7,013	0.06%	$47,322,824	$6,785	0.06%
Savings and NOW deposits	71,749,368	14,264	0.08%	80,405,466	16,050	0.08%
Certificates of deposit	98,412,453	451,522	1.84%	88,314,708	355,181	1.61%
Total interest-bearing deposits	219,241,049	472,799	0.86%	216,042,998	378,016	0.70%
Borrowings	20,231,387	74,297	1.47%	54,471,144	346,217	2.54%
Total interest-bearing liabilities	239,472,436	547,096	0.91%	270,514,142	724,233	1.07%
Non-interest-bearing liabilities	31,666,844			20,853,791
Total liabilities	271,139,280			291,367,933
Total equity	25,371,290			14,022,407
Total liabilities and equity	$296,510,570			$305,390,340
Net interest income		$2,359,706			$2,394,308
Net interest rate spread (2)			3.31%			3.28%
Net interest-earning assets (3)	$35,734,729			$16,195,306
Net interest margin (4)			3.43%			3.34%
Average interest-earning assets to interest-bearing liabilities	114.92%			105.99%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2020 and 2019

General. Net income was $999,000 for the nine months ended March 31, 2020, compared to net loss of $469,000 for the nine months ended March 31, 2019. The change was primarily due to a $2.1 million increase in gain on sales of mortgage loans, offset by a $748,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $297,000, or 3.2%, and was $9.0 million for the nine months ended March 31, 2020 and $9.3 million for the nine months ended March 31, 2019. Interest income on loans, which is our primary source of interest income, decreased $292,000, or 3.3%,  to $8.5 million for the nine months ended March 31, 2020 compared to $8.8 million for the nine months ended March 31, 2019. Our annualized average yield on loans increased one basis point to 4.49% for the nine months ended March 31, 2020 from 4.48% for the nine months ended March 31, 2019, primarily due to an increase in interest income received on loans held for sale. The average balance of loans decreased $9.4 million, or 3.6%, to $252.0 million for the nine months ended March 31, 2020 from $261.5 million for the nine months ended March 31, 2019.

Interest Expense. Interest expense decreased $181,000, or 9.3%, to $1.8 million for the nine months ended March 31, 2020 from $2.0 million for the nine months ended March 31, 2019.

Interest expense on deposits increased $305,000, or 27.7%, to $1.4 million for the nine months ended March 31, 2020 from $1.1 million for the nine months ended March 31, 2019. Specifically, interest expense on certificates of deposit increased $309,000, or 30.0%, to $1.3 million for the nine months ended March 31, 2020 from $1.0 million for the nine months ended March 31, 2019. The increase resulted from a 38 basis point increase in the annualized average rate we paid on certificates of deposit to 1.87% for the nine months ended March 31, 2020 from 1.49% for the nine months ended March 31, 2019,  reflecting our ability to pay competitive rates and run certificate of deposit specials due to the termination of the amended Consent Order. The increase was also due to an increase in the average balance of certificates of deposit, which increased $3.7 million, or 4.0%, to $95.7 million for the nine months ended March 31, 2020 from $92.0 million for the nine months ended March 31, 2019.

Interest expense on FHLB borrowings decreased $487,000 to $368,000 for the nine months ended March 31, 2020 from $854,000 for the nine months ended March 31, 2019. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $22.6 million, or 47.8%, to $24.6 million for the nine months ended March 31, 2020 from $47.2 million for the nine months ended March 31, 2019, and the annualized average rate we paid on borrowings decreased 42 basis points to 1.99% for the nine months ended March 31, 2020 from 2.41% for the nine  months ended March 31, 2019. As described above, in the past, we have relied on borrowings to fund our operations as a result of certificate of deposit runoff, but in the current period we generated more certificates of deposit and were able to reduce our borrowings.

Net Interest Income. Net interest income decreased $116,000, or 1.6%,  to $7.3 million for the nine months ended March 31, 2020 from $7.4 million for the nine months ended March 31, 2019, primarily as a result of higher rates paid on certificates of deposit, as discussed above. In addition, our net interest rate spread decreased by three basis points to 3.35% for the nine months ended March 31, 2020 from 3.38% for the nine months ended March 31, 2019, and our net interest margin increased by three basis points to 3.47% for the nine months ended March 31, 2020 from 3.44% for the nine months ended March 31, 2019,  due to changes in market interest rates.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded an $85,000 provision for loan losses for the nine months ended March 31, 2020, and did not record a provision for the nine months ended March 31, 2019. Our allowance for loan losses was $1.3 million at March 31, 2020 and June 30, 2019. The allowance for loan losses to total loans was 0.53% at March 31, 2020 and 0.50% at June 30, 2019, while the allowance for loan losses to non-performing loans was 102.83% at March 31, 2020 and 84.86% at June 30, 2019.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $2.3 million, or 137.5%, to $3.9 million for the nine months ended March 31, 2020 compared to $1.7 million for the nine months ended March 31, 2019. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $2.1 million, or 242.7%, to $3.0 million for the nine months ended March 31, 2020 compared to $883,000 for the nine months ended March 31, 2019. We originated for sale $206.4 million of mortgage loans during the nine months ended March 31, 2020 compared to $62.6 million of such originations during the nine months ended March 31, 2019.

Non-interest Expenses. Non-interest expenses increased $606,000, or 6.4%, to $10.1 million for the nine months ended March 31, 2020 from $9.5 million for the nine months ended March 31, 2019. Compensation and benefits expense increased $748,000, or 13.6%, to $6.2 million for the nine months ended March 31, 2020 from $5.5 million for the nine months ended March 31, 2019, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. The increase in compensation and benefits expense was offset by a decrease in FDIC assessment costs of $281,000, or 79.7%, to $72,000 for the nine months ended March 31, 2020 from $353,000 for the nine months ended March 31, 2019,  as a result of $79,000 in Small Bank Assessment Credits from the FDIC. Additionally, as we are no longer subject to the Amended Order and our FDIC insurance premium decreased, our accrual has also decreased to $173,600 for the nine months ended March 31, 2020 from $364,500 for the nine months ended March 31, 2019. Other expenses increased $205,000 or 37.0% to $760,000 for the nine months ended March 31, 2020 compared to $554,000 as of March 31, 2019 due to increased costs of being a public company.

Income Tax Expense. We recognized no income tax expense or benefits for the nine months ended March 31, 2020 and for the nine months ended March 31, 2019 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Nine Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$252,049,901	$8,493,397	4.49%	$261,476,429	$8,785,694	4.48%
Securities	21,704,787	454,375	2.79%	21,076,456	446,717	2.83%
Federal Home Loan Bank stock	1,278,641	44,760	4.67%	2,189,296	82,941	5.05%
Other	3,864,914	48,154	1.66%	1,496,766	22,561	2.01%
Total interest-earning assets	278,898,243	9,040,686	4.32%	286,238,947	9,337,913	4.35%
Non-interest-earning assets	24,534,959			19,557,479
Total assets	$303,433,202			$305,796,426

Interest-bearing liabilities:
Demand deposits	$48,994,319	$21,394	0.06%	$46,841,678	$20,810	0.06%
Savings and NOW deposits	74,389,038	46,429	0.08%	82,148,962	50,932	0.08%
Certificates of deposit	95,709,964	1,338,929	1.87%	91,997,136	1,029,599	1.49%
Total interest-bearing deposits	219,093,321	1,406,752	0.86%	220,987,776	1,101,341	0.66%
Borrowings	24,633,294	367,652	1.99%	47,227,395	854,249	2.41%
Total interest-bearing liabilities	243,726,615	1,774,404	0.97%	268,215,171	1,955,590	0.97%
Non-interest-bearing liabilities	34,532,378			23,581,472
Total liabilities	278,258,993			291,796,643
Total equity	25,174,209			13,999,783
Total liabilities and equity	$303,433,202			$305,796,426
Net interest income		$7,266,282			$7,382,322
Net interest rate spread (2)			3.35%			3.38%
Net interest-earning assets (3)	$35,171,628			$18,023,776
Net interest margin (4)			3.47%			3.44%
Average interest-earning assets to interest-bearing liabilities	114.43%			106.72%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At March 31, 2020, we had a $130.0 million line of credit with the Federal Home Loan Bank of Chicago, and had $24.5 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.0 million for the nine months ended March 31, 2020 and net cash provided by operating activities was $1.4 million for the nine months ended March 31, 2019. Net cash provided by investing activities, which consists primarily disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $17.6 million and $1.8 million for the nine months ended March 31, 2020 and the nine months ended March 31, 2019, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $16.1 million and $5.5 million for the nine months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

Item 3    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4    Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and President/Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, the Company’s Chief Executive Officer and President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating in an effective manner.

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

None.

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

Exhibit 101

The following financial statements from the TEB Bancorp, Inc. Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP, INC.

Date:	May 13, 2020	By:	/s/ John P. Matter
John P. Matter, Chief Executive Officer

Date:	May 13, 2020	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Financial Officer