Form 10-K
period 2020-06-30
TEB Bancorp, Inc.
filed 2020-10-01
CIK 1751700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $8.50 as of December 31, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $21.8 million.

As of October 1, 2020 there were 2,624,343 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “potential,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;
●	the inability of third-party providers to perform as expected;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;
●	the effects of any federal government shutdown;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	the effect of the COVID-19 pandemic on the Company’s credit quality, revenue, and business operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. While jurisdictions in which we operate have gradually allowed the reopening of businesses and other organizations and removed the sheltering restrictions, it is premature to assess whether doing so will result in a meaningful increase in economic activity and the impact of such actions on further COVID-19 cases. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, our forward-looking statements are subject to the following risks, uncertainties and assumptions:

●	Demand for our products and services may decline;
●	If the economy is unable to substantially and successfully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase;
●	Collateral for loans, especially real estate, may decline in value;
●	Our allowance for credit losses on loans and leases may increase if borrowers experience financial difficulties;
●	The net worth and liquidity of loan guarantors may decline;
●	As a result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities;
●	A material decrease in net income or a net loss over several quarters could result in the elimination of or a decrease in the rate of our quarterly cash dividend;
●	Our cyber security risks are increased as a result of an increase in the number of employees working remotely; and
●	FDIC premiums may increase if the agency experiences additional resolution costs.

Because of these and other uncertainties, our future results may be materially different from the results indicated by these forward-looking statements.

TEB Bancorp, Inc.

TEB Bancorp, Inc., a Maryland corporation that was organized in 2018, is a bank holding company headquartered in Wauwatosa, Wisconsin. TEB Bancorp, Inc.’s common stock is traded on the OTC Pink Marketplace under the symbol “TBBA.” TEB Bancorp, Inc. conducts its operations primarily through its wholly owned subsidiary, The Equitable Bank, S.S.B., a Wisconsin-chartered savings bank (“The Equitable Bank”). TEB Bancorp, Inc. manages its operations as one unit, and thus does not have separate operating segments. At June 30, 2020, TEB Bancorp, Inc. had total assets of $305.5 million, net loans of $237.3 million, deposits of $256.1 million, and stockholders’ equity of $23.5 million.

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

The executive offices of TEB Bancorp, Inc. are located at 2290 North Mayfair Road, Wauwatosa, Wisconsin 53226, and its telephone number is (414) 476-6434. Our website address is www.tebbancorp.com. Information on our website is not and should not be considered a part of this annual report.

TEB Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

TEB MHC

TEB MHC was formed as a Wisconsin mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of TEB Bancorp, Inc.’s common stock.

TEB MHC’s principal assets are the common stock of TEB Bancorp, Inc. it received in the reorganization and offering and $100,000 cash in initial capitalization, which was contributed from the net proceeds of the stock offering. Presently, the only business activity of TEB MHC is owning a majority of TEB Bancorp, Inc.’s common stock. TEB MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under state and federal law, including investing in loans and securities.

The Equitable Bank, S.S.B.

The Equitable Bank is a Wisconsin-chartered savings bank headquartered in Wauwatosa, Wisconsin. The Equitable Bank was originally chartered in 1927 as a Wisconsin-chartered mutual building and loan association under the name The Equitable Savings Building and Loan Association. In 1990, we changed our name to “The Equitable Bank, S.S.B.” and in 1993 we converted to a Wisconsin-chartered mutual savings bank.

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

According to information from S&P Global Market Intelligence as of August 2020, from 2015 to 2020, the population decreased in Milwaukee County by 1.5%, and experienced increases in Racine, Waukesha and Ozaukee Counties of 1.1%, 2.5% and 2.9%, respectively, compared to 1.2% for Wisconsin and 3.4% for the United States as a whole. Projections indicate that through 2025, the population will remain fairly stable in Milwaukee County, with modest increases (less than 2.5%) for Racine, Waukesha and Ozaukee Counties, as well as for Wisconsin, compared to projected United States population growth of more than 3%. Trends in numbers of households in our market area, Wisconsin and the United States as a whole were consistent with trends in population, and projections for the numbers of households are also consistent with the projections for population changes.

The median household income for 2020 was $52,205, $67,125, $90,164 and $89,895 for Milwaukee, Racine, Waukesha and Ozaukee Counties, respectively, compared to $65,076 in Wisconsin and $66,010 for the United States as a whole. By 2025, the projected annual growth rates in median household income are expected to be 2.2%, 2.1%, 1.7% and 1.9% in Milwaukee, Racine, Waukesha and Ozaukee Counties, respectively, compared to 2.0% for Wisconsin and 1.9% for the United States as a whole.

Unemployment rates as of June 2020 and 2019 are set forth in the following table.

Region	June 2020	June 2019
United States	11.1%	3.8%
Wisconsin	8.5%	3.5%
Milwaukee County	11.5%	4.3%
Racine County	9.3%	4.1%
Waukesha County	8.0%	3.3%
Ozaukee County	7.9%	3.3%

While our primary market area has a diversified local economy, for 2020, in each of Milwaukee, Racine, Waukesha and Ozaukee Counties, as well as the State of Wisconsin, the three largest employment sectors consisted of education/healthcare/social services, the service sector and manufacturing, with manufacturing being the largest employment sector in Racine County.

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

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2020 (the most recent date for which data is available), our market share of deposits represented 0.40% of Federal Deposit Insurance Corporation-insured deposits in Milwaukee County, ranking us 17th in market share of deposits out of 29 institutions operating in the county. In addition, as of that date, our market share of deposits represented 0.53% of Federal Deposit Insurance Corporation-insured deposits in Racine County, ranking us 14th in market share of deposits out of 14 institutions operating in the county, and our market share of deposits represented 0.14% of Federal Deposit Insurance Corporation-insured deposits in Waukesha County, ranking us 32nd in market share of deposits out of 34 institutions operating in the county.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Included with the loans described in the table below, at June 30, 2020, we had $18.7 million of loans held for sale, $3.4 million of loans in process and $184,000 of deferred loan fees.

	At June 30,						At September 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Construction, land and development	$4,598	1.93%	$4,319	1.65%	$4,845	1.83%	$3,455	1.31%	$3,215	1.25%
One- to four-family owner occupied residential	100,506	42.11	124,846	47.80	122,599	46.21	119,847	45.40	114,722	44.50
One- to four-family non-owner occupied residential	21,213	8.89	20,969	8.03	23,837	8.98	22,837	8.65	22,517	8.73
Multifamily	76,444	32.03	73,246	28.05	71,101	26.80	60,883	23.07	58,532	22.71
Commercial real estate	23,794	9.97	26,362	10.09	29,451	11.10	42,127	15.96	43,829	17.00
Commercial and industrial	3,177	1.33	1,648	0.63	2,112	0.79	1,881	0.71	1,380	0.54
Consumer and installment (1)	8,921	3.74	9,777	3.74	11,378	4.3	12,922	4.90	13,588	5.27
	238,653	100.00%	261,167	100.00%	265,323	100.00%	263,952	100.00%	257,783	100.00%
Less:
Allowance for losses	(1,353)		(1,294)		(1,324)		(1,879)		(4,482)
Total loans	$237,300		$259,873		$263,999		$262,073		$253,301

(1)	Includes home equity loans and lines of credit, which totaled $8.4 million at June 30, 2020.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to Four-
		One- to Four-	Family Non-
	Construction,	Family Owner	Owner
	Land and	Occupied	Occupied
June 30, 2020	Development	Residential	Residential	Multifamily

	(In thousands)
Amounts due in:
One year or less	$1,461	$—	$1,819	$4,304
More than one to five years	1,320	198	7,240	57,261
More than five years	1,817	100,308	12,154	14,879
Total	$4,598	$100,506	$21,213	$76,444

	Commercial	Commercial	Consumer and
June 30, 2020	Real Estate	and Industrial	Installment	Total

	(In thousands)
Amounts due in:
One year or less	$6,108	$1,527	$686	$15,905
More than one to five years	6,189	1,607	210	74,025
More than five years	11,497	43	8,025	148,723
Total	$23,794	$3,177	$8,921	$238,653

The following table sets forth our fixed and adjustable-rate loans at June 30, 2020 that are contractually due after June 30, 2021. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2021
	Fixed	Adjustable	Total

	(In thousands)
Construction, land and development	$1,320	$1,817	$3,137
One- to four-family owner occupied residential	19,774	80,732	100,506
One- to four-family non-owner occupied residential	10,256	9,138	19,394
Multifamily	62,861	9,279	72,140
Commercial real estate	6,838	10,848	17,686
Commercial and industrial	1,650	—	1,650
Consumer and installment	434	7,801	8,235
Total loans	$103,133	$119,615	$222,748

The following describes our most significant categories of loan types at June 30, 2020.

One- to Four-Family Real Estate Loans – Owner Occupied. At June 30, 2020, $100.5 million, or 42.1% of our total loan portfolio, consisted of owner-occupied one- to four-family residential real estate loans. We offer adjustable-rate owner-occupied residential real estate loans with maturities up to 30 years that include an initial introductory rate period of up to 10 years. Our adjustable-rate owner-occupied residential real estate loans have a competitive initial rate. After the initial fixed period (ranging between one to ten years) the rate will adjust to a predetermined margin plus the current index based on the 1 Year LIBOR. The rate adjustments are limited to 2.0% for the first change with subsequent adjustments every six months limited to 1.0%. The lifetime cap is limited to 6.0% over the initial rate.

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

One- to four-family, owner-occupied residential real estate loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate one- to four-family owner-occupied real estate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is generally $510,400 for single-family homes in our market area. However, loans in excess of $510,400 (which are referred to as “jumbo loans”) may be originated and sold on a servicing released basis as well. We retain the majority of “jumbo loans” in our loan portfolio. We generally underwrite jumbo loans in accordance to our portfolio underwriting guidelines. At June 30, 2020, the average size of our one- to four-family, owner-occupied residential real estate loans originated for our portfolio was $171,000.

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

One- to Four-Family Real Estate Loans – Non-Owner Occupied. At June 30, 2020, $21.2 million, or 8.9% of our total loan portfolio, consisted of one- to four-family non-owner occupied real estate loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. Our one- to four-family non-owner occupied real estate loans generally have adjustable rates with 30-year terms and a fixed initial rate ranging between three to seven years. Our adjustable-rate mortgages one- to four-family non-owner occupied real estate loans have a competitive initial rate that typically resets to an applicable margin with an adjustment every six months, up to 2% over the 1 Year LIBOR Rate after the initial three-, five- or seven-year fixed period with a lifetime rate cap of 14.50%.

We generally target one- to four-family non-owner occupied loans with balances up to $250,000. At June 30, 2020, our average one- to four-family non-owner occupied real estate loan was $115,000. Virtually all of our one- to four-family non-owner occupied real estate loans are secured by properties located in our primary lending area.

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

Once a borrower exceeds $1.0 million in loans, we require one- to four-family non-owner occupied loan borrowers to provide annually updated financial statements and federal tax returns. Additionally, these borrowers with larger exposure are subject to underwriting standards similar to multifamily loans, which include a global debt service requirement of 1.20x.

Multifamily Real Estate Loans. At June 30, 2020 multifamily real estate loans were $76.4 million, or 32.0%, of our total loan portfolio. We originate individual multifamily real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multifamily real estate loans are generally secured by properties consisting of five to 40 rental units within our market. However, due to the highly competitive nature and the limited inventory in our market, we have expanded beyond our market, but within the State of Wisconsin, for multifamily opportunities without compromising credit quality.

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

Commercial Real Estate Loans. In recent years, we have sought to increase our originations of owner-occupied commercial real estate loans, and we have limited our originations of non-owner occupied commercial real estate loans. At June 30, 2020, we had $23.8 million in commercial real estate loans, representing 10.0% of our total loan portfolio, and $3.2 million in commercial and industrial loans, representing 1.3% of our total loan portfolio. Most of our commercial real estate loans are balloon loans with a three-, five- or seven-year initial term and a 25-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. These loans are secured by traditional commercial property types including industrial, office, retail and warehouse/storage facilities.

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

Home Equity Loans and Lines of Credit. At June 30, 2020, home equity loans and lines of credit (which we categorize as consumer loans) totaled $18.1 million, with $8.7 million in outstanding balances. This total consisted of $338,000 of home equity loans and $8.4 million of home equity lines of credit. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with a loan-to-value ratio up to 80%. However, we offer special programs to borrowers who satisfy certain underwriting criteria (such as having an additional banking relationship) with loan-to-value ratios of up to 85%. Our home equity loans and lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

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

We currently sell a significant majority of the fixed-rate one- to four-family residential real estate loans we originate on the secondary market. The loans are closed in our name, and are then sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as FHA and VA government loans. During the year ended June 30, 2020, we originated $355.3 million of one- to four-family residential real estate loans and sold $334.9 million, and during the year ended June 30, 2019, we originated $116.8 million of one- to four-family residential real estate loans and sold $105.3 million.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2020, based on the 20% limitation, our loans-to-one-borrower limit was approximately $5.8 million. On the same date, we had three borrowers with outstanding balances in excess of this amount; such loans were originated when we had higher levels of capital, and, as such, are deemed to comply with our loans-to-one-borrower limit. At June 30, 2020, our largest loan relationship with one borrower was for $7.8 million, which was secured by a mix of commercial real estate retail and office buildings, with the underlying loans performing in accordance with their original terms on that date.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Subject to our underwriting procedures, each of our Chairman of the Board, Vice Chairman and our President and Chief Executive Officer has individual authorization to approve certain residential loans up to $1.0 million, or aggregate exposure up to $2.0 million. Any residential loan above $2.0 million, and any commercial loan up to $2.0 million, requires Loan Committee approval. Our Loan Committee consists of our Chairman of the Board, our Vice Chairman, our President and Chief Executive Officer, our Chief Credit Officer and our Vice President of Loan Operations. Commercial loans above $2.0 million require board approval and any commercial borrowing relationship exceeding $3.0 million requires board approval for all subsequent loans.

Delinquencies and Asset Quality

Delinquency Procedures. Our loss recovery process for delinquent loans does not provide a set formula for all borrowers; rather, we tailor our recovery efforts based on the borrower’s credit history with The Equitable Bank, their other account relationships with The Equitable Bank, their current employment situation and other individual circumstances. Our loan recovery specialists contact delinquent borrowers through telephone calls and/or mailing notices, typically beginning when a loan payment becomes 17 days past due. We may request receivership for delinquent loans that are 120 or more days past due, or we can initiate foreclosure procedures at that time if approved by our Chairman of the Board or President and Chief Executive Officer. Alternatively, we may determine that it is in the best interests of The Equitable Bank to work further with the borrower to arrange a workout plan.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2020			2019			2018
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Construction, land and development	$69	$—	$—	$—	$—	$—	$75	$—	$87
One- to four-family owner occupied residential	1,275	114	966	2,129	450	1,203	2,075	—	924
One- to four-family non-owner occupied residential	—	—	57	104	—	—	—	—	95
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	189	—	—	194	—	—	199
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and installment	64	—	129	72	25	128	91	—	139
Total	$1,408	$114	$1,341	$2,305	$475	$1,525	$2,241	$—	$1,444

	At September 30,
	2017			2016
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Construction, land and development	$116	$—	$—	$119	$—	$—
One- to four-family owner occupied residential	1,346	38	1,225	1,948	223	1,208
One- to four-family non-owner occupied residential	—	—	95	—	21	129
Multifamily	—	—	—	—	—	—
Commercial real estate	158	—	203	168	—	6,461
Commercial and industrial	—	—	—	—	—	—
Consumer and installment	34	—	242	87	15	—
Total	$1,654	$38	$1,765	$2,322	$259	$7,798

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $0, $0, $0, $0, $6.4 million, and $147,000 as of June 30, 2020, 2019 and 2018, September 30, 2017, and 2016, respectively. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At June 30,			At September 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Non-accrual loans:
Construction, land and development	$—	$—	$87	$—	$—
One- to four-family owner occupied residential	966	1,203	924	1,225	1,208
One- to four-family non-owner occupied residential	57	—	95	95	129
Multifamily	—	—	—	—	—
Commercial real estate	189	194	199	203	6,461
Commercial and industrial	—	—	—	—	—
Consumer and installment	129	128	139	242	—
Total non-accrual loans	1,341	1,525	1,444	1,765	7,798

Accruing loans past due 90 days or more	—	—	—	—	—

Real estate owned:
Construction, land and development	434	909	1,114	1,278	1,753
One- to four-family owner occupied residential	—	384	88	136	243
One- to four-family non-owner occupied residential	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	1,854	2,787	2,741	2,957	—
Commercial and industrial	—	—	—	—	—
Consumer and installment	—	—	14	—	—
Total real estate owned	2,288	4,080	3,957	4,371	1,996

Total non-performing assets	$3,629	$5,605	$5,401	$6,136	$9,794

Total accruing troubled debt restructured loans	$196	$—	$—	$1,408	$2,592

Total non-performing loans to total loans	0.56%	0.58%	0.54%	0.67%	3.03%
Total non-performing assets to total assets	1.19%	1.80%	1.72%	1.99%	3.22%

Interest income that would have been recorded for the fiscal year ended June 30, 2020 had non-accruing loans been current according to their original terms amounted to $50,000. We recognized $21,000 of interest income for these loans for the fiscal year ended June 30, 2020. In addition, interest income that would have been recorded for the fiscal year ended June 30, 2020 had accruing troubled debt restructurings been current according to their original terms, amounted to $0. We recognized no interest income for these loans for the fiscal year ended June 30, 2020.

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

On the basis of our review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2020	2019

	(In thousands)
Substandard assets - not accruing	$3,440	$5,369
Doubtful assets	—	—
Loss assets	116	76
Total classified assets	$3,629	$5,605
Special mention assets	$8,119	$8,120

During the year ended June 30, 2020, classified assets improved by $2.0 million year over year. Activities having the largest impact on the balances include $989,000 in charge-offs on OREO properties, net proceeds from OREO sales of $1.1 million, and two residential loan upgrades to pass from classified totaling $345,000. In addition, we classified $456,000 in assets consisting of six residential real estate loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions, including the impact of COVID-19. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the WDFI and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the		At or for the				At or for the
	Years Ended		Nine Months Ended				Years Ended
	June 30,		June 30,				September 30,
	2020	2019	2018		2017		2017	2016

	(Dollars in thousands)
Allowance at beginning of period	$1,294	$1,324	$1,879		$4,482		$4,482	$2,586
Provision for loan losses	135	—	425		—		—	2,125

Charge offs:
Construction, land and development	—	—	—		—		—	65
One- to four-family owner occupied residential	58	—	54		8		14	90
One- to four-family non-owner occupied residential	—	44	—		18		18	5
Multifamily	—	—	—		—		—	—
Commercial real estate	—	—	980		2,610		2,639	—
Commercial and industrial	—	—	—		—		—	99
Consumer and installment	45	16	1		2		4	155
Total charge-offs	103	60	1,035		2,638		2,675	414

Recoveries:
Construction, land and development	—	—	30		9		12	90
One- to four-family owner occupied residential	5	29	18		27		34	79
One- to four-family non-owner occupied residential	—	—	1		9		9	4
Multifamily	—	—	—		1		1	—
Commercial real estate	—	—	4		8		11	—
Commercial and industrial	—	—	—		—		—	4
Consumer and installment	22	1	2		4		5	8
Total recoveries	27	30	55		58		72	185

Net (charge-offs) recoveries	(76)	(30)	(980)		(2,580)		(2,603)	(229)

Allowance at end of period	$1,353	$1,294	$1,324		$1,902		$1,879	$4,482

Allowance to non-performing loans	100.91%	84.86%	91.68%		130.32%		106.47%	57.47%
Allowance to total loans outstanding at the end of the period	0.57%	0.50%	0.50%		0.73%		0.71%	1.74%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.03)%	(0.01)%	(0.51)	%(1)	(1.32)	% (1)	(1.00)%	(0.09)%

(1)	Annualized.

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

	At June 30,
	2020			2019			2018
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		in Category	Each		in Category	Each		in Category	Each
	Allowance	to Total	Category to	Allowance	to Total	Category to	Allowance	to Total	Category to
	for Loan	Allocated	Total	for Loan	Allocated	Total	for Loan	Allocated	Total
	Losses	Allowance	Loans	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Construction, land and development	$14	1.13%	1.93%	$4	0.40%	1.65%	$5	0.38%	1.82%
One- to four-family owner occupied residential	356	28.74	42.11	68	6.27	47.80	7	0.54	46.21
One- to four-family non-owner occupied residential	77	6.21	8.89	27	2.47	8.03	71	5.42	8.98
Multifamily	287	23.16	32.03	110	10.19	28.05	71	5.42	26.80
Commercial real estate	400	32.28	9.97	796	73.86	10.10	953	72.78	11.10
Commercial and industrial	8	0.65	1.33	3	0.31	0.63	104	7.95	0.80
Consumer and installment	97	7.83	3.74	70	6.50	3.74	98	7.49	4.29
Total allocated allowance	1,239	100.00%	100.00%	1,078	100.00%	100.00%	1,309	100.00%	100.00%
Unallocated	114			216			15
Total	$1,353			$1,294			$1,324

	At September 30,
	2017			2016
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

Construction, land and development	$84	5.81%	1.31%	$93	2.10%	1.25%
One- to four-family owner occupied residential	54	3.71	45.40	228	5.17	44.50
One- to four-family non-owner occupied residential	121	8.39	8.65	399	9.03	8.73
Multifamily	61	4.21	23.07	74	1.67	22.71
Commercial real estate	885	61.25	15.96	3,431	77.63	17.00
Commercial and industrial	76	5.26	0.71	56	1.27	0.54
Consumer and installment	164	11.37	4.90	139	3.13	5.27
Total allocated allowance	1,445	100.00%	100.00%	4,420	100.00%	100.00%
Unallocated	434			62
Total	$1,879			$4,482

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

At June 30, 2020, our investment portfolio consisted primarily of obligations issued by states and political subdivisions, and Federal Home Loan Bank of Chicago stock. At June 30, 2020, we owned $1.3 million of Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to purchase stock in the Federal Home Loan Bank of Chicago, which stock is carried at cost and classified as restricted equity securities.

The following table sets forth the amortized cost and estimated fair value of our available for sale securities portfolio at the dates indicated. At the dates indicated, we did not hold any securities as held to maturity.

	At June 30,
	2020		2019		2018
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Obligations of states and political subdivisions	$17,563	$18,005	$18,720	$18,878	$19,847	$19,426
Mortgage-backed securities	1,372	1,444	1,065	1,106	1,162	1,158
Certificates of deposit	800	849	555	558	330	322
Total	$19,735	$20,298	$20,340	$20,542	$21,339	$20,906

As of June 30, 2020, we had no securities of issuers that exceeded 10% of our total equity as of that date.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2020, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at June 30, 2020, were taxable securities.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
U.S. Government sponsored enterprises	$871	3.41%	$9,919	3.11%	$4,833	3.11%	$1,940	2.81%	$17,563	$18,005	3.09%
Mortgage-backed securities	—		—		1,372	3.35%	—		1,372	1,444	3.35%
Certificates of deposit	—		800	2.49%	—		—		800	849	2.49%
Total	$871	3.41%	$10,719	3.06%	$6,205	3.16%	$1,940	2.81%	$19,735	$20,298	3.08%

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2020			2019			2018
			Average			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest bearing accounts	$39,235	15.32%	—%	$28,914	12.33%	—%	$16,125	6.60%	—%
Interest-bearing demand	54,393	21.24	0.06%	48,500	20.67	0.04%	48,403	19.80	0.06%
Interest-bearing savings and NOW accounts	75,398	29.45	0.08%	70,386	30.01	0.08%	81,998	33.54	0.09%
Certificates of deposit	87,046	33.99	1.84%	86,761	36.99	1.80%	97,937	40.06	1.26%
Total	$256,072	100.00%	0.83%	$234,561	100.00%	0.70%	$244,463	100.00%	0.54%

As of June 30, 2020, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $9.4 million. The following table sets forth the maturity of these certificates as of June 30, 2020.

At
June 30, 2020
(In thousands)
Maturity Period:
Three months or less	$2,263
Over three through six months	1,292
Over six through twelve months	719
Over twelve months	5,104
Total	$9,378

Borrowings. As of June 30, 2020, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow $130.8 million. At June 30, 2020, we had Federal Home Loan Bank of Chicago

advances totaling $9.0 million. In addition, we have a $5.0 million line of credit with U.S. Bank. No amount was outstanding on this line of credit at June 30, 2020.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the		At or For the
	Year Ended		Nine Months
	June 30,		Ended June 30,
	2020	2019	2018	2017

	(Dollars in thousands)
Balance outstanding at end of period	$9,000	$44,200	$46,000	$6,500
Weighted average interest rate at the end of period	0.34%	2.49%	1.92%	1.20%
Maximum amount of borrowings outstanding at any month end during the period	$36,000	$61,700	$46,000	$6,500
Average balance outstanding during the period	$23,300	$46,756	$29,758	$1,678
Weighted average interest rate during the period	1.71%	2.47%	1.59%	0.89%

Subsidiary Activities

The Equitable Bank currently has two active subsidiaries. Equitable Investment Corp. is a Nevada corporation that holds all of the investment securities of The Equitable Bank. Equity Credit Corp. is a corporation that holds an asset of bank-owned real estate that had been taken into ownership by The Equitable Bank in February of 2010.

Personnel

As of June 30, 2020, we had 89 full-time employees and 27 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Federal Taxation

Method of Accounting. For federal income tax purposes, The Equitable Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its federal income tax returns. TEB Bancorp, Inc. and The Equitable Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the mutual savings bank bad debt reserve method of calculating the tax return bad debt deduction. For taxable years beginning after 1995, The Equitable Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off method under Section 582(a) of the Internal Revenue Code.

Minimum Tax. For tax years beginning before 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Prior payments of alternative minimum tax create AMT credits that may be used to offset as credits against regular tax liabilities in future years. In addition, these

AMT credits are refundable for any taxable year beginning after 2017 and before 2021 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. As of June 30, 2020, The Equitable Bank has $31,000 of minimum tax credit carryforward to utilize in the future. The credit is not subject to expiration.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2018, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2020, The Equitable Bank had approximately $31.5 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2020, The Equitable Bank had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. However, losses originated in taxable years beginning before 2009 may be carried forward to tax years beginning before 2032. At June 30, 2020, The Equitable Bank had approximately $47.5 million of Wisconsin net business loss carryforwards.

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

Other Events

On June 14, 2019, The Equitable Bank entered into a written agreement with the WDFI and the FDIC. On August 4, 2020, the written agreement with WDFI and the FDIC was terminated.

At June 30, 2020, our Tier 1 leverage capital as a percentage of total average assets was 9.30% and our total risk-based capital as a percentage of risk-weighted assets was 15.02%.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus (“COVID-19”) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

●	Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.
●	Temporarily reducing the Community Bank Leverage Ratio (the “CBLR”) to 8%. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period to satisfy” the CBLR. This provision terminates on the earlier of December 31, 2020 or the date the President declares that the coronavirus emergency is terminated.
●	The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.
●	The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program

The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020. An eligible business can apply for a Paycheck Protection Program (“PPP”) loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2020, The Equitable Bank had three borrowers with outstanding balances in excess of the loans-to-one borrower limit; such loans were originated when we had higher levels of capital, and, as such, are deemed to comply with our loans-to-one-borrower limit.

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

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

●	for loans secured by raw land, 65% of the value of the collateral;
●	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory loan-to-value limit is 75%;

●	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;
●	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and
●	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the supervisory limit is 85%.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2020, The Equitable Bank’s net worth ratio, as calculated under Wisconsin law DFI-SB 1.03(9), was 7.7%.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2020, The Equitable Bank’s Required Liquidity Ratio was 8%, and The Equitable Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2020, The Equitable Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, The Equitable Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including The Equitable Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2019, a depository institution was required to maintain average daily reserves equal to 3% on the first $124.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) is exempt from the reserve requirements. For 2020, all reserve requirements have been reduced to 0%. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. This policy has been updated as a result of COVID-19 such that all other sources need not be exhausted before borrowing from the Federal Reserve. As of June 30, 2020, The Equitable Bank met its Regulation D reserve requirements.

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

The Equitable Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. The Equitable Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $1.3 million at June 30, 2020.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing

Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2020, The Equitable Bank had $9.0 million in advances from the Federal Home Loan Bank of Chicago.

Other Regulations

Interest and other charges collected or contracted for by The Equitable Bank are subject to state usury laws and federal laws concerning interest rates. The Equitable Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; and
●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of The Equitable Bank also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

ITEM 1A.	Risk Factors

Not applicable, as TEB Bancorp, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of June 30, 2020, the net book value of our office properties was $6.9 million. The following table sets forth information regarding our offices.

			Net Book
	Leased or	Year Acquired	Value of
Location	Owned	or Leased	Real Property

	(In thousands)
Main Office:
2290 N. Mayfair Road Wauwatosa, Wisconsin 53226	Owned	1993	$1,664

Other Properties:
West Allis
7400 W. Oklahoma Avenue West Allis, Wisconsin 53219	Owned	1992	$215

Whitefish Bay
705 E. Silver Spring Drive Whitefish Bay, Wisconsin 53217	Leased	2004	$—

Hales Corner
5225 S. 108th Street Hales Corners, Wisconsin 53130	Owned	1982	$301

Waterford
701 Trailview Court Waterford, Wisconsin 53185	Owned	2008	$1,524

Delafield
N15 W30921 Golf Road Delafield, Wisconsin 53018	Owned	2007	$3,210

Cedarburg (Mortgage Lending Office)
W62 N244 Washington Avenue Suite A-101 Cedarburg, Wisconsin 53012	Leased	2012	$—

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

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

Our common stock is traded on the OTC Pink Marketplace under the symbol “TBBA.” As of October 1, 2020, we had 218 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 2,624,343 shares of common stock outstanding. The following table sets forth market price information for our common stock beginning with the completion of our stock offering. We did not declare a dividend for the period listed.

	Price Per Share
	2020		2019
2020	High	Low	High	Low
Quarter ended June 30,	$7.49	$6.35	$11.00	$8.76
Quarter ended March 31,	$8.50	$6.00	*	*
Quarter ended December 31,	$9.00	$8.20	*	*
Quarter ended September 30,	$9.45	$8.05	*	*

*Price per share not applicable as no shares were outstanding for that period.

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

There were no sales of unregistered securities during the quarter ended June 30, 2020.

There were no repurchases of shares of TEB Bancorp, Inc.’s common stock during the quarter ended June 30, 2020.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of TEB Bancorp, Inc. and The Equitable Bank, S.S.B. The financial condition data at June 30, 2020 and 2019, and the operating data for the fiscal years ended June 30, 2020 and 2019 were derived from the audited consolidated financial statements of TEB Bancorp, Inc. included elsewhere in this annual report. The information at and for the nine months ended June 30, 2018, and June 30, 2017 and for the years ended September 30, 2017, and 2016 was derived in part from audited financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At June 30,			At September 30,
	2020	2019	2018	2017	2016

	(In thousands)
Selected Financial Condition Data:
Total assets	$305,475	$312,248	$313,424	$307,840	$304,613
Cash and cash equivalents	13,106	5,631	6,134	5,618	4,825
Available for sale securities	20,298	20,542	20,906	20,650	23,574
Loans, net of allowance for loan losses	237,300	259,873	263,999	262,073	253,302
Loans held for sale	18,690	7,080	6,416	4,062	9,896
Other real estate owned, net	2,288	4,080	3,957	4,371	1,997
Premises and equipment, net	7,960	8,165	8,252	8,328	8,554
Federal Home Loan Bank stock	1,346	2,061	2,070	1,141	840
Deposits	256,072	234,561	244,463	260,511	277,872
Borrowings	9,000	44,200	46,000	22,700	500
Deferred tax asset valuation allowance	11,046	10,868	10,503	14,353	14,769
Total equity	23,512	24,408	14,102	14,390	13,399

	For the Years Ended		For the Nine Months		For the Years Ended
	June 30,		Ended June 30,		September 30,
	2020	2019	2018	2017	2017	2016

	(In thousands)
Selected Operating Data:
Interest income	$11,879	$12,530	$8,822	$8,760	$11,736	$11,620
Interest expense	2,222	2,673	1,256	936	1,265	1,165
Net interest income before provision for loan losses	9,657	9,857	7,566	7,824	10,471	10,455
Provision for loan losses	135	—	425	—	—	2,125
Net interest income after provision for loan losses	9,522	9,857	7,141	7,824	10,471	8,330
Non-interest income	6,247	2,598	1,895	1,946	2,612	3,189
Non-interest expenses	14,677	12,909	10,063	9,794	12,871	13,417
Income (loss) before income tax expense (benefit)	1,092	(454)	(1,027)	(24)	212	(1,898)
Income tax expense (benefit)	—	(55)	(425)	—	—	(224)
Net income (loss)	$1,092	$(399)	$(602)	$(24)	$212	$(1,674)

			At or For the Nine
	At or For the Years Ended		Months Ended		At or For the Years Ended
	June 30,		June 30, (1)		September 30,
	2020	2019	2018	2017	2017	2016
Performance Ratios:
Return (loss) on average assets	0.36%	(0.13)%	(0.27)%	(0.01)%	0.07%	(0.56)%
Return (loss) on average equity	4.30%	(2.5)%	(5.72)%	(0.24)%	1.60%	(10.54)%
Interest rate spread (2)	3.36%	3.37%	3.57%	3.65%	3.68%	3.71%
Net interest margin (3)	3.48%	3.44%	3.61%	3.68%	3.71%	3.74%
Non-interest expenses to average assets	4.84%	4.21%	4.48%	4.33%	4.26%	4.48%
Efficiency ratio (4)	92.28%	103.64%	106.37%	100.25%	98.39%	98.3%
Average interest-earning assets to average interest-bearing liabilities	114.57%	107.59%	106.10%	106.35%	106.15%	106.18%
Earnings per share	$0.42	(0.15)	N/A	N/A	N/A	N/A
Dividend payout ratio	—%	—	N/A	N/A	N/A	N/A

Capital Ratios:
Average equity to average assets	8.37%	5.20%	4.68%	4.38%	4.38%	5.30%
Tangible capital equity to total assets	7.70%	7.82%	4.50%	4.27%	4.67%	4.40%
Total capital to risk weighted assets	15.02%	14.01%	8.90%	9.10%	9.24%	9.26%
Tier 1 capital to risk weighted assets	14.32%	13.36%	8.23%	8.15%	8.29%	8.00%
Common equity tier 1 capital to risk weighted assets	14.32%	13.36%	8.23%	8.15%	8.29%	8.00%
Tier 1 capital to average assets	9.30%	8.55%	5.46%	5.37%	5.46%	5.42%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.57%	0.50%	0.50%	0.73%	0.71%	1.74%
Allowance for loan losses as a percentage of non-performing loans	100.91%	84.86%	91.68%	130.32%	106.47%	57.47%
Net (charge-offs) recoveries to average outstanding loans during the period	(0.03)%	(0.01)%	(0.51)%	(1.78)%	(1.01)%	(0.09)%
Non-performing loans as a percentage of total loans	0.56%	0.58%	0.54%	0.56%	0.67%	3.03%
Non-performing loans as a percentage of total assets	0.44%	0.49%	0.46%	0.48%	0.57%	2.56%
Total non-performing assets as a percentage of total assets	1.19%	1.80%	1.72%	2.06%	1.99%	3.22%

Other:
Number of banking offices	6	6	6	6	6	6
Number of loan production offices	1	1	1	1	1	1
Number of full-time equivalent employees	104	105	106	107	109	107

(1)	Annualized.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Total assets decreased $6.8 million, or 2.2%, to $305.5 million at June 30, 2020 from $312.2 million at June 30, 2019, primarily reflecting decreases in loans held for investment offset by increases in cash and cash equivalents and loans held for sale. Total deposits increased $21.5 million, or 9.2%, to $256.1 million at June 30, 2020 from $234.6 million at June 30, 2019. This resulted from an increase in interest-bearing savings and NOW accounts, which increased $5.0 million, or 7.1%, to $75.4 million at June 30, 2020 from $70.4 million at June 30, 2019, and an increase in demand deposits, which increased $16.2 million, or 20.9%, to $93.6 million at June 30, 2020 from $77.4 million at June 30, 2019.

Borrowed funds, consisting solely of Federal Home Loan Bank of Chicago (“FHLB”) advances, decreased $35.2 million, or 79.6%, to $9.0 million at June 30, 2020 from $44.2 million at June 30, 2019. We had to rely on borrowings to fund our operations in prior periods as a result of certificate of deposit runoff, as described below. During the year, deposits increased and assets decreased which allowed us to pay down borrowings.

Net income was $1.1 million for the year ended June 30, 2020, compared to a net loss of $399,000 for the year ended June 30, 2019. The increase in income was due to increases in non-interest income and non-interest expenses during the year ended June 30, 2020, offset by a decrease in net interest income. Net interest income decreased $336,000, or 3.4%, to $9.5 million for the year ended June 30, 2020 from $9.9 million for the year ended June 30, 2019, primarily as a result of a lower average balance of loans. Non-interest income increased by $3.6 million, or 140.5%, to $6.2 million for the year ended June 30, 2020 from $2.6 million for the year ended June 30, 2019, primarily resulting from a $3.6 million, or 236.3%, increase in gain on sales of mortgage loans. Non-interest expenses increased $1.8 million, or 13.7%, to $14.7 million for the year ended June 30, 2020 compared to $12.9 million for the year ended June 30, 2019. The increase in non-interest expenses was due to an increase in compensation and benefits expense and cost of operations for other real estate owned during the year ended June 30, 2020.

In recent periods, prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the FHLB. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area, based on interest rates, in the market rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which can result in interest expense increasing more rapidly than increases in interest income as interest rates increase. Therefore, increases in interest rates may adversely affect our net interest income and net economic value, which in turn would likely have an adverse effect on our results of operations. To help manage interest rate risk, we sell longer-term, fixed-rate loans and we intend to diversify our loan portfolio by originating more commercial-related and adjustable-rate loans. See “—Management of Market Risk.”

Change in Fiscal Year

The Equitable Bank changed its fiscal year to June 30 from September 30, effective with the June 30, 2018 fiscal year.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

COVID-19 Outbreak

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. The following table shows the Company’s exposure within these hard-hit industries.

Commercial Loan Type	June 30, 2020	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,852,023	0.78%
Retail	1,910,969	0.80%
Hospitality and tourism	—	—%
	$3,762,992	1.58%

The Company’s allowance for loan losses increased $59,000 to $1.4 million at June 30, 2020 compared to $1.3 million at June 30, 2019. Provisions were booked totaling $135,000 during the year ended June 30, 2020, compared to no provision in the year ended June 30, 2019. At June 30, 2020 and June 30, 2019, the allowance for loan losses represented 0.57% and 0.50% of total loans, respectively. In the first quarter of 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at June 30, 2020, the Company considered the quality and composition of its loan portfolio going into the COVID-19 pandemic as well as economic changes noted during the second quarter of 2020. At March 31, 2020, approximately 99.2% of the Company’s loan portfolio was collateralized by real estate. At June 30, 2020, approximately 98.67% of the Company’s loan portfolio was collateralized by real estate. This decrease was largely due to the new PPP loans originated during the quarter, discussed previously. As of June 30, 2020, approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Finally, the spread of the COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events, and conferences. We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our uninsured investment revenues may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program call the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.

An eligible business can apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%; (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of June 30, 2020, the Company originated 16 PPP loans totaling $1.1 million and generated approximately $35,000 from the processing fees, which have been recognized.

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

As of June 30, 2020, the Company had modified 87 loans aggregating $28.0 million, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, $27.8 million, or 99.3%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. One loan totaling $196,000 that was modified did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore is reported as a TDR. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

The Company determined to make provisions to the allowance for loan losses totaling $135,000 during the year ended June 30, 2020. The provision increased the allowance as a percentage of total loans from 0.50% as of June 30, 2019 to 0.57% as of June 30, 2020. The Company determined the provisions made in 2020 to be an adequate response to COVID-19 because of an excess in the allowance for loan losses that had accumulated due to the historical loss history showing significant decreases in loss percentages within the non-owner-occupied commercial real estate category as of June 30, 2020. The historical loss percentage decreased from 4.15% as of December 31, 2019 to 1.22% as of June 30, 2020. This reduction created an addition to the general reserve of $589,000 during the first quarter of 2020. In addition to the provisions made in 2020, the Company allocated more than $500,000 across the loan portfolio as part of our qualitative assessment in our allowance for loan loss calculation, primarily in the national and local economic impact factor.

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Total assets decreased $6.8 million, or 2.2%, to $305.5 million at June 30, 2020 from $312.2 million at June 30, 2019, primarily reflecting decreases in loans held for investment offset by increases in cash and cash equivalents and loans held for sale.

Cash and cash equivalents increased $7.5 million, or 132.8%, to $13.1 million at June 30, 2020 from $5.6 million at June 30, 2019 due to the increased balance in deposit accounts during the year.

Loans held for investment decreased $22.5 million, or 8.6%, to $238.7 million at June 30, 2020 from $261.2 million at June 30, 2019, primarily reflecting a decrease in one- to four-family owner occupied loans of $24.3 million, or 19.5%, to $100.5 million at June 30, 2020 from $124.8 million at June 30, 2019. The decrease in one – to four - family owner occupied loans resulted from increased refinances and loan paydowns. These decreases were partially offset by an increase in multifamily loans of $3.2 million, or 4.4%, to $76.4 million at June 30, 2020 from $73.2 million at June 30, 2019.

Loans held for sale increased $11.6 million, or 164.0%, to $18.7 million at June 30, 2020 from $7.1 million at June 30, 2019. We currently sell a majority of the fixed-rate one- to four-family residential real estate loans that we originate. The balances at any month end vary based on the timing and volume of loan originations and sales. The decrease in mortgage interest rates due to COVID-19 resulted in a greater volume of loans originated and sold in the last quarter of the fiscal year ended June 30, 2020.

Total deposits increased $21.5 million, or 9.2%, to $256.1 million at June 30, 2020 from $234.6 million at June 30, 2019. The increase was due to an increase in demand deposits of $16.2 million, or 20.9%, to $93.6 million at June 30, 2020, from $77.4 million at June 30, 2019, an increase in certificates of deposit of $285,000, or 0.3%, to $87.0 million at June 30, 2020 from $86.8 million at June 30, 2019, and an increase in interest-bearing savings and NOW accounts of $5.0 million, or 7.1%, to $75.4 million at June 30, 2020 from $70.4 million at June 30, 2019, due to customary balance fluctuations. Prior to the termination of our amended Consent Order, we generally experienced certificate of deposit runoff at maturity because of our inability to pay competitive rates on deposits due to our classification as “adequately capitalized” for regulatory capital purposes, instead funding our operations with borrowings from the FHLB. Our classification as “adequately capitalized” (rather than “well-capitalized”) for regulatory capital purposes restricted our ability to accept, renew or roll over brokered deposits, and further restricted us from paying interest rates on deposits that exceed 75 basis points above national rates, as posted by the Federal Deposit Insurance Corporation. Although we had received a waiver from the Federal Deposit Insurance Corporation that permitted us to use local market area rates instead of national rates as the baseline in determining interest rates we could pay on deposits, this restriction limited our ability to compete for deposits in our market area.

Borrowed funds, consisting solely of FHLB advances, decreased $35.2 million, or 79.6%, to $9.0 million at June 30, 2020 from $44.2 million at June 30, 2019. During the year deposits increased and assets decreased which allowed us to pay down borrowings.

Total equity decreased $895,000, or 3.7%, to $23.5 million at June 30, 2020 from $24.4 million at June 30, 2019 as a result of an increased loss in the accumulated other comprehensive loss offset by net income in retained earnings. Accumulated other comprehensive loss increased as a result of lower interest rates used to calculate the pension liabilities due to historically low rates and lower gains on the portfolio than were actually projected due to COVID-19.

Average Balance Sheet

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

	For the Year Ended June 30, 2020			For the Year Ended June 30, 2019
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$249,657	$11,173	4.48%	$261,008	$11,762	4.51%
Securities	21,719	604	2.78%	20,989	591	2.82%
Federal Home Loan Bank of Chicago stock	1,288	53	4.12%	2,215	122	5.51%
Other	4,688	49	1.05%	2,594	55	2.11%
Total interest-earning assets	277,352	11,879	4.28%	286,806	12,530	4.37%
Non-interest-earning assets	25,971			20,386
Total assets	$303,323			$307,192

Interest-bearing liabilities:
Demand deposits	$49,837	29	0.06%	$47,508	28	0.06%
Savings and NOW deposits	74,453	62	0.08%	80,994	65	0.08%
Certificates of deposit	94,481	1,733	1.84%	90,498	1,407	1.55%
Total interest-bearing deposits	218,771	1,824	0.83%	219,000	1,500	0.69%
Borrowings	23,300	398	1.71%	47,569	1,173	2.47%
Other	—	—	—%	1	—	—%
Total interest-bearing liabilities	242,071	2,222	0.92%	266,570	2,673	1.00%
Non-interest-bearing liabilities	35,852			24,634
Total liabilities	277,923			291,204
Total equity	25,400			15,988
Total liabilities and equity	$303,323			$307,192
Net interest income		$9,657			$9,857
Net interest rate spread (1)			3.36%			3.37%
Net interest-earning assets (2)	$35,281			$20,236
Net interest margin (3)			3.48%			3.44%
Average interest-earning assets to interest-bearing liabilities	114.57%			107.59%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	12 Months Ended June 30, 2020 vs.			12 Months Ended June 30, 2019 vs.
	2019			Nine Months 2018
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(508)	$(81)	$(589)	$218	$3,198	$3,416
Securities	20	(7)	13	8	151	159
Federal Home Loan Bank of Chicago stock	(38)	(31)	(69)	44	48	92
Other	22	(28)	(6)	24	17	41
Total interest-earning assets	(504)	(147)	(651)	294	3,414	3,708

Interest-bearing liabilities:
Demand deposits	2	(1)	1	—	7	7
Savings and NOW deposits	(6)	2	(4)	(2)	13	11
Certificates of deposit	73	254	327	(194)	778	584
Total interest-bearing deposits	69	255	324	(196)	798	602
Borrowings	(415)	(360)	(775)	434	381	815
Other	—	—	—	—	—	—
Total interest-bearing liabilities	(346)	(105)	(451)	238	1,179	1,417

Change in net interest income	$(158)	$(42)	$(200)	$56	$2,235	$2,291

Comparison of Operating Results for the Years Ended June 30, 2020 and 2019

General. Net income was $1.1 million for the year ended June 30, 2020, compared to net loss of $399,000 for year ended June 30, 2019. The increase in income was due to an increase in non-interest income offset by a decrease in net interest income, described in more detail below.

Interest Income. Interest income decreased $651,000, or 5.2%, to $11.9 million for the year ended June 30, 2020 compared to $12.5 million for the year ended June 30, 2019. Interest income on loans, which is our primary source of interest income, decreased $589,000, or 5.0%, to $11.2 million for the year ended June 30, 2020 compared to $11.8 million for the year ended June 30, 2019. Our annualized average yield on loans decreased three basis points to 4.48% for the year ended June 30, 2020 from 4.51% for the year ended June 30, 2019, reflecting recent decreases in market interest rates. The average balance of loans also decreased by $11.4 million, or 4.3%, to $249.7 million for the year ended June 30, 2020 from $261.0 million for the year ended June 30, 2019.

Interest Expense. Interest expense decreased $450,000, or 16.8%, to $2.2 million for the year ended June 30, 2020 compared to $2.7 million for the year ended June 30, 2019, due to decreases in interest expense on borrowings and deposits.

Interest expense on borrowings decreased $775,000 to $398,000 for the year ended June 30, 2020 from $1.2 million for the year ended June 30, 2019. This decrease resulted from the decreases in both the average balance of borrowings and the average rate we paid on borrowings. The average balance of borrowings decreased $24.3 million to $23.3 million for the year ended June 30, 2020 from $47.6 million for the year ended June 30, 2019, and the annualized average rate we paid on borrowings decreased 76 basis points to 1.71% for the year ended June 30, 2020, from 2.47% for the year ended June 30, 2019. As described above, during the year ended June 30, 2019, we relied on borrowings to fund our operations as a result of certificate of deposit runoff. During the year deposits increased and assets decreased which allowed us to pay down borrowings. The decrease in rates paid on borrowings reflects recent decreases in market interest rates.

Interest expense on deposits increased $324,000, or 21.6%, to $1.8 million for the year ended June 30, 2020 from $1.5 million for the year ended June 30, 2019. Specifically, interest expense on certificates of deposit increased $327,000, or

23.2%, to $1.7 million for the year ended June 30, 2020 from $1.4 million for the year ended June 30, 2019. This increase resulted from an increase in the annualized average rate we paid on certificates of deposit, which increased 29 basis points to 1.84% for the year ended June 30, 2020 from 1.55% for the year ended June 30, 2019. The increase in rates paid on certificates of deposit reflects increases in market interest rates during 2019 and our ability to compete for deposits after the termination of our amended Consent Order.

Net Interest Income. Net interest income decreased $336,000, or 3.4%, to $9.5 million for the year ended June 30, 2020 from $9.9 million for the year ended June 30, 2019, primarily as a result of the decreased interest income from loans. Our net interest rate spread decreased by one basis points to 3.36% for the year ended June 30, 2020 from 3.37% for the year ended June 30, 2019, and our net interest margin increased by four basis points to 3.48% for the year ended June 30, 2020 from 3.44% for the year ended June 30, 2019, as our cost of borrowings decreased more quickly than the decrease in the yield earned on loans.

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

After an evaluation of these factors, we recorded a $135,000 provision for the year ended June 30, 2020 and no provision for the year ended June 30, 2019. Our allowance for loan losses increased $59,000, or 4.6%, to $1.4 million at June 30, 2020 from $1.3 milion at June 30, 2019. The allowance for loan losses to total loans increased to at 0.57% at June 30, 2020 and from 0.50% at June 30, 2019, and the allowance for loan losses to non-performing loans increased to 100.91% at June 30, 2020 from 84.86% at June 30, 2019. The increase in the provision for loan losses resulted from COVID-19 as discussed above.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Year Ended June 30,		Change
	2020	2019	Amount	Percent

	(Dollars in thousands)
Service fees on deposits	$430	$467	$(37)	(7.9)%
Service fees on loans	238	276	(38)	(13.8)
Gain on sale of mortgage loans	5,120	1,523	3,597	236.2
Income on sale of uninsured products	321	321	—	—
Gain (loss) on sale of other real estate owned	118	(23)	141	(613.0)
Other	20	34	(14)	(41.2)
Total non-interest income	$6,247	$2,598	$3,649	140.5%

Service fees on loans decreased as a result of a decrease in prepayment penalties and late charges collected during the year ending June 30, 2020. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased as we sold $334.9 million of mortgage loans during the year ended June 30, 2020 compared to $105.3 million of such sales during the nine months ended June 30, 2019. Gain on sale of other real estate owned increased as we made four sales of other real estate during the year ended June 30, 2020 in excess of the principal balance and did not make any sales of other real estate during the year ended June 30, 2019 in excess of the principal balance.

Non-interest Expenses. Non-interest expenses information is as follows.

	Year Ended June 30,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$8,503	$7,425	$1,078	14.5%
Occupancy	1,969	1,930	39	2.0
Advertising	227	279	(52)	(18.6)
Data processing services	1,096	1,218	(122)	(10.0)
FDIC assessment	112	458	(346)	(75.5)
Cost of operations of other real estate owned	1,047	125	922	737.6
Insurance	156	161	(5)	(3.1)
Professional Fees	489	427	62	14.5
Other	1,078	886	192	21.7
Total non-interest income	$14,677	$12,909	$1,768	13.7%

Compensation and benefits expense increased primarily as a result of the increased commissions from greater loan volume. FDIC assessment decreased as we received Small Bank Assessment Credits from the FDIC and a lower premium rate. Cost of operations of other real estate owned increased due to a large write off on other real estate loans during the year ending June 30, 2020. Data processing services decreased as we were able to renegotiate the terms of our contract due to our improved financial condition. Professional fee expenses increased for the year ended June 30, 2020 due to the increased costs of audits as a public company. Other expenses increased due the increase in sold loan commsion fees offset due to the increase in loans sold.

Income Tax Expense. We recognized no income tax expense or benefit for the year ended June 30, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets. We recognized an income tax benefit of $55,000 for the year ended June 30, 2019.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The following represent our primary strategies to manage our interest rate risk:

●	selling our longer-term, fixed-rate loans into the secondary market;
●	limiting our reliance on non-core/wholesale funding sources;
●	growing our volume of transaction deposit accounts; and
●	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

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

The tables below set forth, as of June 30, 2020 (the latest date for which information is available), the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2020
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)
+400	$10,700	12.60%
+200	10,199	7.33%
Level	9,502	—%
(200)	9,057	(4.69)%
(400)	8,887	(6.48)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 7.33% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 4.69% decrease in net interest income. At June 30, 2019 in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 2.82% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 8.69%% decrease in net interest income.

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

The tables below set forth, as of June 30, 2020 (the most recent date for which information is available), the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2020
				NEV as a Percentage of Present
				Value of Assets (3)
Change in
Rates (basis		Estimated Increase (Decrease) in			Increase
Interest points)	Estimated	NEV		NEV	(Decrease)
(1)	NEV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
+400	$45,701	$6,662	17.06%	16.06%	374
+200	44,882	5,843	14.97%	14.90%	257
—	39,039	—	—%	12.32%	—
(200)	36,537	(2,502)	(6.41)%	10.96%	(136)
(400)	46,393	7,354	18.84%	13.52%	120

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.97% increase in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.41% decrease in net economic value. At June 30, 2019 in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 0.36% decrease in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 15.35% decrease in net economic value.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB and from U.S. Bank. At June 30, 2020, we had an $130.8 million line of credit with the FHLB, and had $9.0 million of borrowings outstanding as of that date, and we also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(4.7) million and $(586,000) for the year ended June 30, 2020 and the year ended June 30, 2019. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $26.2 million and $919,000 for the year ended June 30, 2020, and the year ended June 30, 2019. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts, borrowings, and net proceeds from the sale of common stock less initial capitalization of TEB MHC, was $(14.0) million and $(837,000) for the year ended June 30, 2020 and the year ended June 30, 2019.

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

At June 30, 2020, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2020, we had outstanding commitments to originate loans of $15.8 million, and outstanding commitments to sell loans of $106.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2020 totaled $41.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or other borrowings to offset projected portfolio loan production.

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

There were no changes made in our internal controls during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, TEB Bancorp, Inc.’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in TEB Bancorp, Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

TEB BANCORP, INC.

Date: October 1, 2020	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jennifer L. Provancher	President and Chief Executive Officer	October 1, 2020
Jennifer L. Provancher	(Principal Executive Officer)

/s/ Lauren Poppen	Chief Financial Officer	October 1, 2020
Lauren Poppen	(Principal Financial and Accounting Officer)

/s/ John P. Matter	Chairman of the Board	October 1, 2020
John P. Matter

/s/ Charles R. Pittelkow	Vice Chairman of the Board	October 1, 2020
Charles R. Pittelkow

/s/ Joseph J. Becker	Director	October 1, 2020
Joseph J. Becker

/s/ Christopher C. Conlon	Director	October 1, 2020
Christopher C. Conlon

/s/ Otto R. Radke	Director	October 1, 2020
Otto R. Radke

/s/ Julie A. Taylor	Director	October 1, 2020
Julie A. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TEB Bancorp Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEB Bancorp Inc. (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2018.

Milwaukee, Wisconsin

October 1, 2020

Baker Tilly US, LLP trading as Baker Tilly is a member of the global network of Baker Tilly International Ltd., the members of which are separate and independent legal entities.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019
ASSETS
Cash and due from banks	$2,763,126	$4,617,976
Federal funds sold	10,342,915	1,012,794
Cash and cash equivalents	13,106,041	5,630,770

Interest bearing deposits in banks	2,713,164	3,674,015
Available for sale securities - stated at fair value	20,297,595	20,542,118
Loans, less allowance for loan losses of $1,353,427 and $1,293,965 at June 30, 2020 and June 30, 2019, respectively	237,300,478	259,873,403
Loans held for sale	18,690,027	7,079,548
Other real estate owned, net	2,288,255	4,080,401
Premises and equipment, net	7,960,041	8,165,274
Federal Home Loan Bank stock	1,345,500	2,061,000
Accrued interest receivable and other assets	1,773,486	1,141,686
TOTAL ASSETS	$305,474,587	$312,248,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$93,627,648	$77,414,345
Savings and NOW	75,397,948	70,385,843
Certificates of deposit	87,045,935	86,761,271
Total Deposits	256,071,531	234,561,459
Federal Home Loan Bank borrowings	9,000,000	44,200,000
Advance payments by borrowers for property taxes and insurance	2,882,067	3,197,095
Accrued interest payable and other liabilities	14,008,786	5,882,086
Total Liabilities	281,962,384	287,840,640

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of June 30, 2020 and June 30, 2019, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of June 30, 2020 and June 30, 2019)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	17,002,468	15,910,369
Accumulated other comprehensive loss	(4,835,836)	(2,848,365)
Total Stockholders’ Equity	23,512,203	24,407,575
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,474,587	$312,248,215

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended June 30,	ended June 30,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$11,173,105	$11,762,010
Interest and dividends on investment securities	656,909	713,291
Interest on federal funds sold	40,773	44,953
Interest on deposits in banks	8,298	9,903
Total Interest Income	11,879,085	12,530,157

INTEREST EXPENSE
Interest on deposits	1,824,544	1,500,343
Interest on Federal Home Loan Bank borrowings	397,726	1,172,347
Interest on federal funds purchased	308	284
Total Interest Expense	2,222,578	2,672,974

Net interest income before provision for loan losses	9,656,507	9,857,183
Provision for loan losses	135,000	—
Net interest income after provision for loan losses	9,521,507	9,857,183

NON-INTEREST INCOME
Service fees on deposits	429,531	467,394
Service fees on loans	238,133	275,501
Gain on sales of mortgage loans	5,120,325	1,522,595
Income on sale of uninsured products	321,285	321,216
Gain (loss) on sale of other real estate owned	117,657	(23,265)
Other income	20,439	34,445
Total Non-Interest Income	6,247,370	2,597,886

NON-INTEREST EXPENSES
Compensation and benefits	8,503,018	7,425,235
Occupancy	1,969,002	1,930,238
Advertising	227,320	278,701
Data processing services	1,095,609	1,218,325
FDIC assessment	112,418	458,344
Cost of operations for other real estate owned	1,046,646	124,503
Insurance expense	156,312	160,881
Professional fees	488,803	427,483
Other expenses	1,077,650	885,762
Total Non-Interest Expenses	14,676,778	12,909,472

Income (loss) before income taxes	1,092,099	(454,403)
Income tax benefit	—	(55,064)
NET INCOME (LOSS)	$1,092,099	$(399,339)

Basic income (loss) per share	$0.42	$(0.15)
Diluted income (loss) per share	$0.42	$(0.15)

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year	For the year
	ended June 30,	ended June 30,
	2020	2019
Net income (loss)	$1,092,099	$(399,339)
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains arising during period	359,589	635,594
Tax effect	—	(55,112)
Change in unfunded pension obligation	(2,347,060)	(1,221,271)
Tax effect	—	—
Other comprehensive loss, net of tax	(1,987,471)	(640,789)
COMPREHENSIVE LOSS	$(895,372)	$(1,040,128)

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
BALANCES - June 30, 2018	—	$—	$—	$16,309,708	$(2,207,576)	$14,102,132

Comprehensive loss
Net loss				(399,339)		(399,339)
Other Comprehensive Loss, net of tax					(640,789)	(640,789)
Issuance of common stock, net of issuance costs of $1,649,899 and initial MHC capitalization of $100,000	2,624,343	26,243	11,319,328			11,345,571
BALANCES - June 30, 2019	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575

Comprehensive loss
Net income				1,092,099		1,092,099
Other Comprehensive Loss, net of tax					(1,987,471)	(1,987,471)
BALANCES - June 30, 2020	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,092,099	$(399,339)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Provision for loan losses	135,000	—
Depreciation	552,952	555,421
Amortization and accretion	60,556	83,120
Origination of mortgage loans held for sale	(334,927,997)	(105,923,418)
Proceeds from sales of mortgage loans held for sale	328,437,843	106,782,850
Gain on sale of mortgage loans held for sale	(5,120,325)	(1,522,595)
(Gain) loss on sale of other real estate owned, net	(117,657)	23,265
Deferred income tax (benefit) expense	—	(334,198)
Income tax valuation allowance	—	364,787
Loss on sale or disposal of assets, net	1,650	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(631,800)	304,219
Accrued interest payable and other liabilities	5,779,637	(520,181)
Net cash flows used in operating activities	(4,738,042)	(586,069)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	3,937,991	1,791,443
Purchase of securities available for sale	(3,394,432)	(875,000)
Change in loans	22,237,069	3,706,548
Change from redemption of FHLB stock	715,500	9,000
Change in interest bearing deposits in banks	960,851	(3,516,556)
Proceeds from sale of other real estate owned	1,158,306	333,387
Charge-offs and (capital expenditures) on other real estate owned	952,353	(61,071)
Proceeds from sale of premises and equipment	8,000
Purchase of premises and equipment, net	(357,369)	(468,269)
Net cash flows provided by investing activities	26,218,269	919,482
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,510,072	(9,902,021)
FHLB advance proceeds	1,087,350,000	1,026,380,000
FHLB advance repayments	(1,122,550,000)	(1,028,180,000)
Change in advance payments by borrowers for property taxes and insurance	(315,028)	(480,339)
Net proceeds from issuance of common stock	—	11,345,571
Net cash flows used in financing activities	(14,004,956)	(836,789)
Net Change in Cash and Cash Equivalents	7,475,271	(503,376)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	5,630,770	6,134,146
CASH AND CASH EQUIVALENTS - END OF YEAR	$13,106,041	$5,630,770

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,830,030	$1,536,928
Loans transferred to other real estate owned	200,856	418,849

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

NOTE 1 – Summary of Significant Accounting Policies

Organization

On April 30, 2019, The Equitable Bank, S.S.B. (the “Bank”) converted to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to a new holding company, TEB Bancorp, Inc. (the “Bancorp”), which sold 1,309,547 shares of common stock to the public at $10.00 per share, representing 49.9% of its outstanding shares of common stock for gross proceeds of approximately $13.1 million. The net proceeds received were approximately $11.4 million after offering costs. TEB Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland. The Bank utilized $100,000 of proceeds received from the offering as initial capitalization of TEB MHC. TEB MHC has been organized as a mutual holding company under the laws of the State of Wisconsin and owns 1,314,796 shares, or 50.1% of the outstanding common stock of TEB Bancorp, Inc.

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

At June 30, 2020, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp. and Savings Financial Corporation (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the "JOBS Act"), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an "emerging growth company". The Company qualifies as an emerging growth company and believes that it will continue to qualify as an emerging growth company for the foreseeable future.

An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management of the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the pension actuarial assumptions, and the valuation of deferred tax assets.

Revenue Recognition

As of July 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as well as subsequent ASUs that modified Topic 606. The Company elected to apply the ASU and all related ASUs using the modified retrospective implementation method. The implementation of the guidance had no material impact on the measurement or recognition of revenue of prior periods.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including all interest and dividend income generated from financial instruments. Certain noninterest income items, including gain on sales of loans, gain on sales of securities, and other noninterest income have been evaluated and determined to not fall within the scope of ASC 606. Elements of noninterest income that fall within the scope of ASC 606 are as follows:

Service charges and other fees The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as wires and overdraft charges, are settled the day the performance obligation is satisfied. The Company’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of servies that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Interchange fees Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These funds are included in “Service fees on deposits” on the Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Cash and Due From Banks

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

As of and for the Years Ended June 30, 2020 and 2019

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

A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and a concession is granted to that borrower that would not otherwise have been considered except for the borrower’s financial difficulties. TDRs may be on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. TDRs placed on nonaccrual may return to accrued status based on performance in accordance with terms of the restructuring, generally six months.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. All sales are made without recourse.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the ALL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALL. The ALL consists of specific

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

reserves on certain impaired loans from analyses developed through specific credit allocations for individual loans. The specific reserve relates to all loans for which the ALL is estimated on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The general reserve is based on the Company’s historical loss experience along with consideration of certain qualitative factors such as (i) changes in the nature, volume, and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, nonaccrual, and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago. Members are required to own a certain amount of FHLB stock based on the Bank’s level of borrowings from the FHLB and other factors, and may invest in additional amounts of FHLB stock. The Bank’s investment in FHLB of Chicago stock meets the minimum amount required by current regulations and is carried at cost, which approximates fair value. FHLB stock is evaluated quarterly for impairment. Based on management’s evaluation, no impairment has been recorded on these securities. Both cash and stock dividends are reported as income.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains, and losses be included in income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section and changes in the funded status of the pension plan, such items, along with net income (loss) are components of comprehensive income (loss).

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification ("ASC") Topic 740, "Income Taxes." Under this guidance, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

As of and for the Years Ended June 30, 2020 and 2019

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

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program call the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.

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

As of June 30. 2020, the Company originated 16 PPP loans totaling $1.1 million and generated approximately $35,000 from the processing fees.

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

As of and for the Years Ended June 30, 2020 and 2019

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

As of June 30, 2020, the Company had received requests to modify 87 loans aggregating $28.0 million, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, $27.8 million, or 99.3%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. One loan totaling $195,924 did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore will be reported as a TDR. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve will be necessary. Details with respect to loan modification requests are as follows:

Loan Classification	Number of Loans	Balance as of June 30, 2020
Construction, land, development	1	$46,511
1-4 family owner occupied	48	7,235,772
1-4 family non-owner occupied	17	2,517,746
Multifamily	12	10,576,275
Commercial owner occupied	3	1,518,195
Commercial non-owner occupied	3	6,022,240
Consumer and installment loans	3	42,922
Total loan modification requests	87	$27,959,661

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2020, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of October 1, 2020.

Reclassification

Certain June 30, 2019 amounts have been reclassified to conform to the June 30, 2020 presentation. The reclassifications had no effect on reported amounts of consolidated net loss or stockholders’ equity.

Recent Accounting Pronouncements

This section provides a summary description of recent ASUs issued by the FASB to the ASC that had or that management expects may have an impact on the consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 applies to all entities that offer employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation – Retirement Benefits. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost, with all updates being applied retrospectively. As the Company has historically not had any service cost component within net periodic pension cost, the impact of this ASU on the Company’s consolidated financial statements did not have a material impact.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 is intended to address certain specific issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition with respect to ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The updates are effective on a retrospective basis for the annual periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Based on management’s evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of these standards, because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP, or the anticipated revenue recognition outcomes with the adoption of these standards will likely be similar to our current revenue recognition practices. The Company adopted Topic 606 effective July 1, 2019, using the modified retrospective approach. Management did not identify any changes in the timing of revenue recognition when considering the amended accounting guidance, however, the Company has included additional disclosures as required by the guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 320) – Classification of Certain Cash Receipts and Cash Payments.” This ASU adds or clarifies guidance on eight cash flow issues. The Company has retrospectively adopted the provisions of this ASU for its fiscal year beginning July 1, 2019. The adoption of ASU 2016-15 had no impact on its consolidated financial statements.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the least liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognized a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognized a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company’s leases are operating leases and ASU 2016-02 will require the Company to include them in its consolidated balance sheet. The Company’s operating leases are predominately related to real estate. Management is currently evaluating other impacts this guidance will have on the consolidated results of operations, financial presentation, and cash flows of the Company.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

NOTE 2 – Income (Loss) Per Share

Income (Loss) per share is based on net loss divided by the weighted average number of shares outstanding during the period. Income (Loss) per share is presented for the period for which shares were outstanding.

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019
Net income (loss)	$1,092,099	$(399,339)
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343
Diluted potential common shares	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343
Basic earnings (loss) per share	$0.42	(0.15)
Diluted earnings (loss) per share	$0.42	(0.15)

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

>

Level 3 - Fair value is based upon financial models using primarily unobservable inputs. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

Loans The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At June 30, 2020 and 2019, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell, establishing a new cost basis.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At June 30, 2020 and 2019, substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2020 and 2019, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,005,082	$—	$18,005,082
Mortgage-backed securities	—	1,443,643	—	1,443,643
Certificates of deposit	—	848,870	—	848,870
Total	$—	$20,297,595	$—	$20,297,595

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,878,383	$—	$18,878,383
Mortgage-backed securities	—	1,106,138	—	1,106,138
Certificates of deposit	—	557,597	—	557,597
Total	$—	$20,542,118	$—	$20,542,118

Assets measured at fair value on non-recurring basis:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$248,930	$248,930
Other real estate owned, net	—	—	2,288,255	2,288,255
Total	$—	$—	$2,537,185	$2,537,185

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$274,750	$274,750
Other real estate owned, net	—	—	4,080,401	4,080,401
Total	$—	$—	$4,355,151	$4,355,151

Financial Disclosures about Fair Value of Financial Instruments

Accounting guidance requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of the guidance.

The estimated fair values of financial instruments are as follows:

	June 30, 2020		June 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$13,106,041	$13,106,041	$5,630,770	$5,630,770
Interest bearing deposits in banks	$2,713,164	$2,713,164	$3,674,015	$3,674,015
Available for sale securities	$20,297,595	$20,297,595	$20,542,118	$20,542,118
Loans, net	$237,300,478	$247,100,558	$259,873,403	$256,666,403
Loans held for sale	$18,690,027	$18,690,027	$7,079,548	$7,079,548
Federal Home Loan Bank stock	$1,345,500	$1,345,500	$2,061,000	$2,061,000
Accrued interest receivable	$933,729	$933,729	$1,000,098	$1,000,098
FINANCIAL LIABILITIES
Deposits	$256,071,531	$251,928,460	$234,561,459	$217,705,000
Federal Home Loan Bank advances	$9,000,000	$9,000,000	$44,200,000	$44,200,000
Accrued interest payable	$56,726	$56,726	$59,489	$59,489

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

As of and for the Years Ended June 30, 2020 and 2019

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

The estimated fair value of fee income on letters of credit at June 30, 2020 and 2019 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2020 and 2019.

NOTE 4 – Cash and Due From Banks

The Bank is required to maintain vault cash and reserve balances with Federal Reserve Bank is based upon a percentage of deposits. There was no requirement at June 30, 2020. As of June 30, 2019 the requirement was approximately $1,532,000.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

NOTE 5 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$17,563,698	$457,440	$16,056	$18,005,082
Mortgage-backed securities	1,371,753	71,890	—	1,443,643
Certificates of deposit	800,000	48,870	—	848,870
	$19,735,451	$578,200	$16,056	$20,297,595

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$18,719,370	$217,627	$58,614	$18,878,383
Mortgage-backed securities	1,065,193	40,945	—	1,106,138
Certificates of deposit	555,000	2,597	—	557,597
	$20,339,563	$261,169	$58,614	$20,542,118

The following tables present the portion of the Company’s available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

June 30, 2020
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$—	$—	$693,687	$16,056	$693,687	$16,056

Management does not believe any individual unrealized loss as of June 30, 2020 represents other than temporary impairment. The Company held $693,687, comprised of two securities, in obligations of states and political subdivisions at June 30, 2020 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

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

As of and for the Years Ended June 30, 2020 and 2019

temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of June 30, 2020 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$870,981	$874,977
Due after one year through 5 years	10,719,389	10,952,874
Due after 5 years through 10 years	4,833,328	5,022,565
Due after 10 years	1,940,000	2,003,536
Subtotal	18,363,698	18,853,952
Mortgage backed securities
Due after one year through 5 years	—	—
Due after 5 years through 10 years	1,371,753	1,443,643
Total	$19,735,451	$20,297,595

During the year ended June 30, 2020 and 2019, the Company did not sell any available for sale securities. The Company did not have any available for sale securities pledged at June 30, 2020 and $7,100,000 were pledged at June 30, 2019 as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6 – Loans

Major classifications of loans are as follows:

	June 30, 2020	June 30, 2019
Construction, land, development	$4,598,382	$4,318,845
1-4 family owner occupied	100,506,311	124,845,322
1-4 family non-owner occupied	21,213,680	20,968,812
Multifamily	76,444,156	73,246,392
Commercial owner occupied	6,733,183	8,508,011
Commercial non-owner occupied	20,237,534	19,502,545
Consumer and installment loans	8,920,659	9,777,441

Total loans	238,653,905	261,167,368
Less:
Allowance for loan losses	(1,353,427)	(1,293,965)

Loans, net	$237,300,478	$259,873,403

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

As of and for the Years Ended June 30, 2020 and 2019

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

The Company has purchased loan participations in which they are not the primary lender. At June 30, 2020 and 2019, the aggregate amount of purchased participations was $5.6 million and $9.1 million, respectively. The Company has also participated out portions of loans that exceeded its loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2020 and 2019 the Company had participated out portions of loans with aggregate balances of $9.0 million and $6.9 million, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

Non-performing loans are as follows:

	June 30, 2020	June 30, 2019
Nonaccrual Loans	$1,341,174	$1,524,868
Total non-performing loans	$1,341,174	$1,524,868

Restructured loans, accruing	$—	$—
Total impaired loans	$1,341,174	$1,524,868

Impaired loans are as follows as of:

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$161,931	$—	$—	$189,249	$—	$103,673	$454,853
Unpaid principal balance	—	161,931	—	—	189,249	—	103,673	454,853
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

With no related allowance recorded
Recorded investment	$—	$803,803	$57,574	$—	$—	$—	$24,944	$886,321
Unpaid principal balance	—	803,803	57,574	—	—	—	24,944	886,321
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$1,341,174
Unpaid principal balance	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

Average recorded balance	$—	$1,020,175	$14,948	$—	$191,166	$—	$132,521	$1,358,810

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	16,071	298	—	4,382	—	712	21,463
Total interest on impaired loans	$—	$16,071	$298	$—	$4,382	$—	$712	$21,463

Impaired loans are as follows as of:

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$70,608	$—	$—	$193,601	$—	$113,856	$378,065
Unpaid principal balance	—	70,608	—	—	193,601	—	113,856	378,065
Related allowance	—	5,772	—	—	44,564	—	52,979	103,315

With no related allowance recorded
Recorded investment	$—	$1,132,648	$—	$—	$—	$—	$14,155	$1,146,803
Unpaid principal balance	—	1,132,648	—	—	—	—	14,155	1,146,803
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$1,203,256	$—	$—	$193,601	$—	$128,011	$1,524,868
Unpaid principal balance	—	1,203,256	—	—	193,601	—	128,011	1,524,868
Related allowance	—	5,772	—	—	44,564	—	52,979	103,315

Average recorded balance	$19,198	$865,338	$21,509	$—	$196,182	$—	$133,467	$1,235,694

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	353	19,352	288	—	7,917	—	2,894	30,804
Total interest on impaired loans	$353	$19,352	$288	$—	$7,917	$—	$2,894	$30,804

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

The following is a summary of loans by risk rating:

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	4,598,382	$99,344,653	$21,156,106	$76,444,156	$6,543,934	$12,313,923	$8,792,042	$229,193,196
5	—	195,924	—	—	—	7,923,611	—	8,119,535
6	—	851,208	57,574	—	189,249	—	52,448	1,150,479
7	—	114,526	—	—	—	—	76,169	190,695
Total	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$238,653,905

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,318,845	$123,642,066	$20,968,812	$73,246,392	$8,314,410	$11,382,336	$9,649,430	$251,522,291
5	—	—	—	—	—	8,120,209	—	8,120,209
6	—	895,442	—	—	193,601	—	128,011	1,217,054
7	—	307,814	—	—	—	—	—	307,814
Total	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$261,167,368

The following is a summary of past due loans:

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$69,174	$1,274,585	$—	$—	$—	$—	$63,765	$1,407,524
60‑89 days, accruing	—	114,338	—	—	—	—	—	114,338
90 days & over or nonaccrual	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Total	$69,174	$2,354,657	$57,574	$—	$189,249	$—	$192,382	$2,863,036

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

As of June 30, 2020 and 2019 there were no loans 90 days or over that were not on nonaccrual.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,080,531 and $1,039,899 at June 30, 2020 and 2019, respectively. During the year ended June 30, 2020, one new loan was made totaling $90,400 and repayments totaled $49,768. During the year ended June 30, 2019, no new loans were made and repayments totaled $40,226. Except for loans with a discounted interest rate made to executive officers pursuant to a program that is available to all Company employees and that complies with applicable banking regulations, these loans were made on substantially the same terms, including collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than normal risks of collectability or present other unfavorable features.

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There was one new TDR during the year ending June 30, 2020, totaling $195,924 and no new TDRs during the year ending June 30, 2019. There were no TDRs that defaulted during the period that were modified within the previous year as of June 30, 2020. There were no TDRs as of June 30, 2019. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Of the loan modification requests received prior to June 30, 2020, one loan totaling $195,924 did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore is reported as a TDR. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

The following is a summary of TDRs as of June 30, 2020:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance	$—	$—	$—	$—	$—	$	$—	$—
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	195,924	—	—	—	—	—	195,924
Transfers out of TDR status	—	—	—	—	—		—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$195,924	$—	$—	$—	$—	$—	$195,924

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$—	$—	$—	$—	$	$—	$—
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	195,924	—	—	—	—	—	195,924
Transfers out of TDR status	—	—	—	—	—		—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$195,924	$—	$—	$—	$—	$—	$195,924

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

NOTE 7 – Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tables:

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 7/1/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	(57,572)	—	—	—	—	(45,157)	—	(102,729)
Recoveries	—	5,155	—	—	—	—	22,036	—	27,191
Provision	9,476	341,258	50,590	176,795	34,518	(425,696)	50,375	(102,316)	135,000
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427

Allowance
Ending balance individually evaluated for impairment	$—	$64,780	$—	$—	$79,351	$—	$61,792	$—	$205,923
Ending balance collectively evaluated for impairment	13,795	291,654	77,220	286,665	16,360	312,670	35,520	113,620	1,147,504
Ending balance	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Loans
Ending balance individually evaluated for impairment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$—	$1,341,174
Ending balance collectively evaluated for impairment	4,598,382	99,540,577	21,156,106	76,444,156	6,543,934	20,237,534	8,792,042	—	237,312,731
Total loans	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$—	$238,653,905
Less allowance	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Total loans, net	$4,584,587	$100,149,877	$21,136,460	$76,157,491	$6,637,472	$19,924,864	$8,823,347	$(113,620)	$237,300,478

	June 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 7/1/18	$4,758	$7,300	$71,053	$71,101	$131,906	$925,355	$98,096	$14,590	$1,324,159
Charge-offs	—	—	(44,534)	—	—	—	(15,809)	—	(60,343)
Recoveries	—	28,735	—	—	—	—	1,414	—	30,149
Provision	(439)	31,558	111	38,769	(70,713)	(186,989)	(13,643)	201,346	—
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965

Allowance
Ending balance individually evaluated for impairment	$—	$5,772	$—	$—	$44,564	$—	$52,979	$—	$103,315
Ending balance collectively evaluated for impairment	4,319	61,821	26,630	109,870	16,629	738,366	17,079	215,936	1,190,650
Ending balance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Loans

Ending balance individually evaluated for impairment	$—	$1,203,256	$—	$—	$193,601	$—	$128,011	$—	$1,524,868
Ending balance collectively evaluated for impairment	4,318,845	123,642,066	20,968,812	73,246,392	8,314,410	19,502,545	9,649,430	—	259,642,500
Total loans	$4,318,845	$124,845,322	$20,968,812	$73,246,392	$8,508,011	$19,502,545	$9,777,441	$—	$261,167,368
Less allowance	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Total loans, net	$4,314,526	$124,777,729	$20,942,182	$73,136,522	$8,446,818	$18,764,179	$9,707,383	$(215,936)	$259,873,403

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the consolidated financial statements, was $2,696,078 and $2,828,576 at June 30, 2020 and 2019, respectively. The Company maintained no custodial balances at June 30, 2020 and June 30, 2019 in connection with the foregoing loan servicing.

NOTE 9 – Other Real Estate Owned, Net

Other real estate owned properties are summarized as follows:

	June 30, 2020	June 30, 2019
Beginning balance	$4,080,401	$3,957,133
Charge offs	(989,205)	(48,110)
Capital expenditures	36,852	109,181
Transfer from loans	200,856	418,849
Sale proceeds	(1,158,306)	(333,387)
Net gain (loss) on sale of other real estate owned	117,657	(23,265)
Other real estate owned, net	$2,288,255	$4,080,401

The recorded investment in 1-4 family owner occupied properties that were in process of foreclosure was $190,695 at June 30, 2020 and $307,814 at June 30, 2019. At June 30, 2020, no residential real estate property collateralizing 1-4 family owner occupied properties were included in other real estate owned. At June 30, 2019, legal title for all residential real estate property collateralizing 1-4 family owner occupied properties held in other real estate owned had been transferred to the Company.

NOTE 10 – Premises and Equipment, net

Premises and equipment are stated at cost less accumulated depreciation are summarized as follows:

	June 30, 2020	June 30, 2019
Land	$2,319,381	$2,319,381
Office buildings and improvements	10,573,741	10,568,387
Leasehold improvements	470,952	470,951
Furniture and fixtures	6,351,443	6,444,945
	19,715,517	19,803,664
Less: Accumulated depreciation	(11,755,476)	(11,638,390)

Premises and equipment, net	$7,960,041	$8,165,274

Depreciation expense amounted to $552,952 and $555,421 for the year ended June 30, 2020 and 2019, respectively.

NOTE 11 – Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets is as follows:

	June 30, 2020	June 30, 2019
Accrued interest receivable	$933,729	$1,000,098
Prepaid expenses and other assets	839,757	141,588
Totals	$1,773,486	$1,141,686

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

NOTE 12 – Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was approximately $9,377,750 at June 30, 2020 and $9,326,137 at June 30, 2019.

At June 30, 2020, the scheduled maturities of certificates of deposit are as follows:

2021	$41,893,495
2022	6,314,403
2023	4,708,866
2024	34,060,541
2025	46,698
Thereafter	21,932
$87,045,935

The aggregate amount of overdrafts reclassified into loans was $58,121 at June 30, 2020 and $32,565 at June 30, 2019.

Deposits from directors and executive officers of the Company, and their related interests, totaled $914,214 and $639,572 at June 30, 2020 and June 30, 2019, respectively.

NOTE 13– Borrowings

Borrowings consist of the following:

	June 30, 2020	June 30, 2019
FHLB fixed rate advance (2.45%, matured 7/1/19)	$—	$7,500,000
FHLB fixed rate advance (2.43%, matured 7/2/19)	—	15,000,000
FHLB fixed rate advance (2.45%, matured 7/3/19)	—	5,000,000
FHLB fixed rate advance (2.43%, matured 7/3/19)	—	8,000,000
FHLB fixed rate advance (2.649%, matured 7/23/19)	—	2,500,000
FHLB fixed rate advance (2.649%, matured 7/24/19)	—	3,100,000
FHLB fixed rate advance (2.647%, matured 7/25/19)	—	3,100,000
FHLB fixed rate advance (0.61%, matures 9/11/20)	5,000,000	—
FHLB fixed rate advance (0.00%, matures 5/3/21)	4,000,000	—

	$9,000,000	$44,200,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to the maximum $130,801,182 at June 30, 2020. The FHLB provides both fixed and floating rate advances. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Variable rate advances are adjusted at the end of each business day based on the actual Federal Funds rate earned by the FHLB that day. The Bank has an open line of credit with the FHLB with a variable interest rate. The open line of credit matures daily, automatically renewing. The Bank had $0 outstanding on the open line of credit at June 30, 2020 and 2019. Additionally, the Bank had $9,000,000 and $44,200,000 outstanding in term advances at June 30, 2020 and 2019, respectively. FHLB 30-day advances are pre-payable with a two-day notice by the FHLB. The advances are collateralized by a security agreement pledging a portion of the Bank’s 1-4 family and multifamily real estate mortgages with a carrying value of $170,769,631 and $153,925,211 at June 30, 2020 and 2019, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000 at a rate of 0.75%, at June 30, 2020 and June 30, 2019. There were no amounts outstanding as of June 30, 2020 and June 30, 2019. U.S. Bank provides overnight fixed rate advances which are not collateralized as of June 30, 2020 and were collateralized by a security agreement pledging a portion of the Bank’s securities with a par value of approximately $7,100,000 as of June 30, 2019.

NOTE 14 – Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components:

	June 30, 2020	June 30, 2019
Current tax expense (benefit):
Federal	$(30,589)	$(73,075)
State	—	(12,578)
	(30,589)	(85,653)
Deferred tax expense (benefit):
Federal	30,589	30,589
State	—	—
	30,589	30,589

Total income tax expense (benefit)	$—	$(55,064)

	June 30, 2020	June 30, 2019
Deferred tax assets
Federal net operating loss	$6,619,829	$6,858,921
Other real estate owned	683,379	708,259
State loss and contribution	2,963,488	3,050,448
Unrealized loss on available for sale securities		—
Bad debt reserve	368,687	352,489
Pension	719,294	226,412
Other assets	67,370	74,554
Total deferred tax assets	11,422,047	11,271,083
Deferred tax liabilities
Pension		—
Deferred loan fees	(91,078)	(131,008)
Depreciation	(212,240)	(113,769)
FHLB dividends		—
Unrealized gain on available for sale securities	(153,067)	(55,112)
Other liabilities	(66,045)	(72,573)
Total deferred tax liabilities	(522,430)	(372,462)
Valuation allowance	(10,899,617)	(10,868,032)
Net deferred tax asset	$—	$30,589

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

	June 30, 2020		June 30, 2019
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$229,340	21.00%	$(95,425)	21.00%
Adjustments for
True up of payable(s)	47,207	4.32%	(78,506)	17.28%
State income taxes, net of valuation allowance	—	—%	(12,578)	2.77%
Federal valuation allowance	(281,400)	(25.77)%	114,767	(25.26)%
Other - Net	4,853	0.45%	16,678	(3.67)%

Effective income taxes - operations	$—	0.00%	$(55,064)	12.12%

Deferred tax assets primarily relate to the difference in the allowance for loan losses (and other real estate owned) for book and tax purposes and net operating losses. The Company has federal net operating loss carryforwards of approximately $31.5 million and $32.7 million as of June 30, 2020 and 2019, respectively. The Company has state net operating loss carryforwards of approximately $46.9 million and $47.5 million as of June 30, 2020 and 2019, respectively. The federal losses begin to expire as of September 30, 2029 and the state losses begin to expire as of September 30, 2025. Deferred tax liabilities primarily relate to the difference in loan fees, depreciation on premises and equipment, FHLB stock basis, and prepaid pension costs.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent on judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate realizability of the Company’s deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes losses in the prior year as well as general business and economic trends. At June 30, 2020 and June 30, 2019, management determined that a valuation allowance relating to the Company’s deferred tax asset was necessary. This determination was based largely on the negative evidence represented by cumulative losses in prior years caused by the significant loan loss provisions recorded during recent years associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $10.9 million and $10.9 million was recorded as of June 30, 2020 and 2019, respectively.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as components of interest expense and miscellaneous expense, respectively. The Company recognized $0 of interest and penalties related to uncertain tax positions in its Consolidated Statement of Operations during the year ended June 30, 2020 and 2019. The Company had $0 accrued for the payment of interest and penalties related to income tax issues as of June 30, 2020 and 2019.

The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before September 30, 2017. The Company is no longer subject to Wisconsin income tax examinations by the Wisconsin Department of Revenue for the years before September 30, 2016. The Bank is not currently under examination by any taxing jurisdiction.

Under the Internal Revenue Code and Wisconsin Statutes, the Company is permitted to deduct, for tax years beginning before 1996, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Bank did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at June 30, 2020 and 2019, respectively, includes approximately $7,800,000 for which no deferred Federal or state income taxes were provided.

NOTE 15 – Defined Benefit Pension Plan

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	June 30, 2020	June 30, 2019
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,601,032	$9,453,322
Interest cost	371,932	398,439
Benefits paid	(297,103)	(144,765)
Actuarial loss	1,687,375	894,036
Settlement	—	—
Projected benefit obligation at end of year	12,363,236	10,601,032

Change in plan assets
Fair value of plan assets at beginning of year	9,770,170	9,691,252
Actual return on assets	(204,314)	223,683
Employer contributions	—	—
Expenses paid from trust	—	—
Benefits paid	(297,103)	(144,765)
Fair value of plan assets at end of year	9,268,753	9,770,170

Funded status at end of year	$(3,094,483)	$(830,862)

Amounts recognized in the consolidated balance sheets in accrued interest payable and other liabilities consist of:

	June 30, 2020	June 30, 2019
Pension liability	$(3,094,483)	$(830,862)

Amounts recognized in accumulated other comprehensive loss consist of:

	June 30, 2020	June 30, 2019
Accumulated pension actuarial loss, net of income tax benefit of $1,522,485 and $1,522,485, respectively	$4,853,355	$2,506,295

The accumulated benefit obligation for the Plan was $12,363,236 and $10,601,032 at June 30, 2020 and 2019, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

The components of net periodic pension cost (income) included in compensation and benefits on the statements of operations are as follows:

	June 30, 2020	June 30, 2019
Interest cost	$371,932	$398,439
Expected return on plan assets	(671,118)	(672,908)
Amortization of net actuarial loss	215,747	121,990

Net periodic pension income	$(83,439)	$(152,479)

For the years ended June 30, 2020 and 2019, actuarial assumptions include an assumed discount rate on benefit obligations of 2.76% and 3.57% respectively, and an expected long-term rate of return of 7.0% for June 30, 2020 and 2019. The expected long-term rate of return for the Plan’s total assets is based on the expected returns of each of the below asset categories, weighted based on the current target allocation for each class. The trustees evaluate whether adjustments are needed based on historical returns to more accurately reflect expectations of future returns. An annual salary increase of 0% was utilized for the year ended June 30, 2020 and 2019.

There were no contributions paid to the Plan during the years ended June 30, 2020 and 2019.

At June 30, 2020, the projected benefit payments for future fiscal years were estimated as follows:

2021	$3,787,700
2022	142,800
2023	540,600
2024	538,100
2025	1,498,900
2025-2029	4,077,300
$10,585,400

At June 30, 2020 and 2019, all Plan assets supporting the Bank’s defined benefit plan are held at fair value and represent Level 1 classified investments.

The percentage of the fair value of total Plan assets for each major category is as follows:

	June 30, 2020	June 30, 2019
Cash Equivalents	0.9%	5.6%
Equities
Large Cap	48.6%	43.0%
Mid Cap	4.3%	3.4%
Small Cap	25.3%	33.7%
International	4.0%	2.1%
Other	8.3%	8.5
Alternatives/Multi-Asset	8.6%	3.7
Fixed Income
Certificates of deposit	—	—%

Total	100.0%	100.0%

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

The Bank’s investment policies and strategies for the Plan use target allocations for the individual asset categories. Current allocations are all within policy guidelines. The Bank’s investment goals are to maximize returns subject to specific risk management policies.

The Bank anticipates making at least the minimum required contribution in fiscal year 2021.

NOTE 16 – Accumulated Other Comprehensive Loss

The following table sets forth the ending balance in accumulated other comprehensive loss as recorded on the accompanying consolidated balance sheets for each component as of:

	June 30, 2020	June 30, 2019
Accumulated pension actuarial loss	$(6,375,840)	$(4,028,780)
Deferred taxes related to accumulated pension actuarial loss	1,522,485	1,522,485
Unrealized net gain on securities available for sale	562,144	202,555
Deferred taxes related to unrealized net gain on securities available for sale	(544,625)	(544,625)
Total accumulated other comprehensive loss	$(4,835,836)	$(2,848,365)

The following table sets forth changes in accumulated other comprehensive loss:

	Available for	Defined Benefit
	Sale Securities	Pension Plan	Total
Balance, June 30, 2018	$(1,591,098)	$(616,478)	$(2,207,576)
Other comprehensive (loss) income before reclassifications, net of tax	580,482	(1,343,261)	(762,779)
Amounts reclassified from other comprehensive loss, net of tax	—	121,990	121,990	*
Net current period other comprehensive (loss) income	580,482	(1,221,271)	(640,789)
Balance, June 30, 2019	(1,010,616)	(1,837,749)	(2,848,365)
Other comprehensive (loss) income before reclassifications, net of tax	359,589	(2,562,807)	(2,203,218)
Amounts reclassified from other comprehensive loss, net of tax	—	215,747	215,747	*
Net current period other comprehensive (loss) income	359,589	(2,347,060)	(1,987,471)
Balance, June 30, 2020	$(651,027)	$(4,184,809)	$(4,835,836)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk is as follows:

	June 30, 2020	June 30, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$15,853,034	$18,668,750
Sold loan commitments	105,961,238	41,760,875
Credit card commitments	567,763	637,121

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

As of June 30, 2020 and June 30, 2019, the Company does not engage in the use of interest rate swaps, futures or option contracts.

NOTE 18 – Concentration of Credit Risk

Practically all of the Company’s loans and commitments have been granted to customers in the Company’s market area, generally Southeastern Wisconsin. Although the Company has a diversified loan portfolio, the ability of its debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 6.

NOTE 19 – Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies, as prescribed in the BASEL Committee on Banking Supervisor’s Capital Guidance for U.S. banks (“BASEL III rules”).

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

The Bank completed a reorganization and capital raise as of April 30, 2019. The Bank’s capital levels after the capital raise met all capital adequacy requirements to which they were subject under the amended Consent Order and the amended Consent Order was subsequently terminated on June 19, 2019.

Listed below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized or adequately capitalized banks, as defined by the federal regulatory agencies’ Prompt Corrective Action Rules. Under Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the community bank leverage ratio framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to comply with the community bank leverage ratio requirements or the general capital regulations by the federal regulators.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The Bank opted into the community bank leverage ratio framework as of March 31, 2020.

As of June 30, 2020 and 2019, the Bank was categorized as well capitalized. To be categorized as well capitalized or adequately capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table.

	June 30, 2020
			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$28,928,180	15.02%	$15,408,708	8.00%	$19,260,885	10.00%
Tier 1 capital (to risk weighted assets)	27,574,753	14.32%	11,556,531	6.00%	15,408,708	8.00%
Common Equity Tier 1 (to risk weighted assets)	27,574,753	14.32%	8,667,398	4.50%	12,519,575	6.50%
Tier 1 capital (to average assets)	27,574,753	9.30%	11,857,514	4.00%	14,821,893	5.00%

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2020 and 2019

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

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2019, the Bank’s net worth was $23,501,513 and general loan loss reserve was $1,190,650, totaling 7.9% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2020, the Bank’s net worth was $22,472,487 and general loan loss reserve was $1,147,504, totaling 7.7% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.