Form 10-Q
period 2020-09-30
TEB Bancorp, Inc.
filed 2020-11-12
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

OR

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES ⌧   NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ⌧   NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ◻     NO ⌧

As of November 12, 2020, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2020 (Unaudited) and June 30, 2020

	September 30, 2020	June 30, 2020
ASSETS
Cash and due from banks	$2,293,956	$2,763,126
Federal funds sold	7,170,367	10,342,915
Cash and cash equivalents	9,464,323	13,106,041

Interest bearing deposits in banks	2,868,082	2,713,164
Available for sale securities - stated at fair value	20,360,859	20,297,595
Loans, less allowance for loan losses of $1,353,484 and $1,353,427 at September 30, 2020 and June 30, 2020, respectively	232,912,607	237,300,478
Loans held for sale	23,538,855	18,690,027
Other real estate owned, net	2,288,255	2,288,255
Premises and equipment, net	7,925,309	7,960,041
Federal Home Loan Bank stock	1,345,500	1,345,500
Accrued interest receivable and other assets	2,088,396	1,773,486
TOTAL ASSETS	$302,792,186	$305,474,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$96,508,751	$93,627,648
Savings and NOW	78,696,013	75,397,948
Certificates of deposit	82,662,225	87,045,935
Total Deposits	257,866,989	256,071,531
Federal Home Loan Bank borrowings	4,000,000	9,000,000
Advance payments by borrowers for property taxes and insurance	4,637,452	2,882,067
Accrued interest payable and other liabilities	10,962,687	14,008,786
Total Liabilities	277,467,128	281,962,384

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of September 30, 2020 and June 30, 2020, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of September 30, 2020 and June 30, 2020)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	18,781,316	17,002,468
Accumulated other comprehensive loss	(4,801,829)	(4,835,836)
Total Stockholders’ Equity	25,325,058	23,512,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,792,186	$305,474,587

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2020 and 2019 (Unaudited)

	Three months ended
	September 30,
	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,599,597	$2,924,435
Interest and dividends on investment securities	151,990	163,500
Interest on federal funds sold	217	21,714
Interest on deposits in banks	342	5,523
Total Interest and Dividend Income	2,752,146	3,115,172

INTEREST EXPENSE
Interest on deposits	362,499	460,236
Interest on Federal Home Loan Bank borrowings	6,142	203,941
Interest on federal funds purchased	—	38
Total Interest Expense	368,641	664,215

Net interest income before provision for loan losses	2,383,505	2,450,957
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,383,505	2,450,957

NON-INTEREST INCOME
Service fees on deposits	105,306	122,606
Service fees on loans	42,305	43,374
Gain on sales of mortgage loans	3,003,100	1,250,743
Income on sale of uninsured products	113,785	93,067
Gain on sale of other real estate owned	—	4,817
Other income	8,588	7,373
Total Non-Interest Income	3,273,084	1,521,980

NON-INTEREST EXPENSES
Compensation and benefits	2,437,776	2,149,157
Occupancy	523,588	490,152
Advertising	40,045	80,776
Data processing services	268,818	305,419
FDIC assessment (reimbursement)	40,240	(27,459)
Cost of operations for other real estate owned	17,111	11,314
Insurance expense	30,044	39,554
Professional fees	123,977	119,070
Other expenses	396,142	237,058
Total Non-Interest Expenses	3,877,741	3,405,041

Income before income taxes	1,778,848	567,896
Income tax benefit	—	—
NET INCOME	$1,778,848	$567,896

Basic income per share	$0.68	$0.22
Diluted income per share	$0.68	$0.22

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2020 and 2019 (Unaudited)

	For the three months ended
	September 30,	September 30,
	2020	2019
Net income	$1,778,848	$567,896
Other comprehensive income, net of tax
Unrealized gains/losses on securities
Net unrealized holding gains arising during period	136,142	117,910
Tax effect	—	—
Change in pension obligation	(102,135)	—
Tax effect	—	—
Other comprehensive income, net of tax	34,007	117,910
COMPREHENSIVE INCOME	$1,812,855	$685,806

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2020 and 2019 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

June 30, 2019 (audited)	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575
Net income	—	—	—	567,896	—	567,896
Other comprehensive income, net of tax	—	—	—	—	117,910	117,910
September 30, 2019	2,624,343	$26,243	$11,319,328	$16,478,265	$(2,730,455)	$25,093,381

June 30, 2020 (audited)	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203
Net income	—	—	—	1,778,848	—	1,778,848
Other comprehensive income, net of tax	—	—	—	—	34,007	34,007
September 30, 2020	2,624,343	$26,243	$11,319,328	$18,781,316	$(4,801,829)	$25,325,058

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2020 and 2019 (Unaudited)

	For the three months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,778,848	$567,896
Adjustments to reconcile net income to net cash flows used in operating activities
Depreciation	136,683	144,272
Amortization and accretion	10,056	7,596
Origination of mortgage loans held for sale	(142,460,755)	(87,049,378)
Proceeds from sales of mortgage loans held for sale	140,615,027	75,161,612
Gain on sale of mortgage loans held for sale	(3,003,100)	(1,250,743)
Gain on sale of other real estate owned, net	—	(4,817)
Gain on sale or disposal of assets, net	(7,509)	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(314,910)	(1,158,730)
Accrued interest payable and other liabilities	(3,148,235)	6,043,005
Net cash flows used in operating activities	(6,393,895)	(7,539,287)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	562,823	316,162
Purchase of securities available for sale	(500,000)	(1,459,432)
Change in loans	4,387,871	8,745,512
Change from redemption of FHLB stock	—	670,500
Change in interest bearing deposits in banks	(154,918)	42,223
Proceeds from sale of other real estate owned	—	515,246
Capital expenditures on other real estate owned	—	(36,852)
Proceeds from sale of premises and equipment	26,400	—
Purchase of premises and equipment, net	(120,842)	(32,720)
Net cash flows provided by investing activities	4,201,334	8,760,639
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,795,458	12,161,267
FHLB advance proceeds	2,000,000	497,000,000
FHLB advance repayments	(7,000,000)	(512,600,000)
Change in advance payments by borrowers for property taxes and insurance	1,755,385	1,384,007
Net cash flows used in financing activities	(1,449,157)	(2,054,726)
Net Change in Cash and Cash Equivalents	(3,641,718)	(833,374)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	13,106,041	5,630,770
CASH AND CASH EQUIVALENTS - END OF YEAR	$9,464,323	$4,797,396

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$279,707	$413,008

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

At September 30, 2020, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were immaterial. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TEB Bancorp, Inc. and its wholly-owned subsidiaries were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company as of and for the year ended June 30, 2020.

The interim condensed consolidated financial statements of the Company as of September 30, 2020 and for the three months ended September 30, 2020 and 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be achieved for the year ending June 30, 2021 or any other period.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending September 30, 2020 and 2019 and June 30, 2020 and 2019 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp., Equity Credit Corp. and Savings Financial Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services recognized as performance obligations are satisfied.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

Service charges and other fees The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as wires and overdraft charges, are settled the day the performance obligation is satisfied. The Company’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Interchange fees Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These funds are included in “Service fees on deposits” on the Condensed Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we enrolled in the PPP by completing the required documentation.

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

As of September 30, 2020, the Company originated 17 loans totaling $1.1 million of loans and generated approximately $44,000 from the processing fees. All PPP loan originations occurred before the end of the September 30, 2020 reporting period.

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

As of September 30, 2020, the Company had received requests to modify 89 loans aggregating $28.0 million. Of these modifications, $27.8 million, or 99.1%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of September 30, 2020, 75 of these modifications totaling $21.2 million have resumed monthly loan payments and 14 modifications totaling $6.8 million remain in a deferred status. Two loans totaling $241,474 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan will be reported as a TDR. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve will be necessary. Details with respect to loan modification requests are as follows:

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

	As of September 30, 2020
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	1	$46,376	1	$69,377
1-4 family owner occupied	42	5,987,605	7	1,301,515
1-4 family non-owner occupied	13	1,742,267	4	769,209
Multifamily	11	7,078,790	1	3,494,439
Commercial owner occupied	2	337,696	1	1,157,876
Commercial non-owner occupied	3	5,971,039	0	—
Consumer and installment loans	3	42,628	0	—
Total loan modification requests	75	$21,206,401	14	$6,792,416

The Company’s allowance for loan losses remained $1.4 million at September 30, 2020 and June 30, 2020. At September 30, 2020 and June 30, 2020, the allowance for loan losses represented 0.58% and 0.57% of total loans, respectively. In the first quarter of 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. In determining its allowance for loan loss level at September 30, 2020, the Company considered the health and composition of its loan portfolio going into the COVID-19 pandemic. At September 30, 2020, approximately 98.6% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2020, other than those discussed above in “Significant Events”, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of November 12, 2020.

Reclassification

Certain September 30, 2019 amounts have been reclassified to conform to the September 30, 2020 presentation. The reclassification had no effect on reported amounts of consolidated net loss or stockholders’ equity.

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

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2017-08 effective July 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Although this ASU impacts the Company’s fair value disclosures, there is no additional impact to the financial statements.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three month periods ended September 30, 2020 and 2019.

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Net income	$1,778,848	567,896
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343
Diluted potential common shares	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343
Basic earnings per share	$0.68	0.22
Diluted earnings per share	$0.68	0.22

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

Assets

Available for sale securities. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of securities with similar characteristics, which would generally be classified within Level 2 of the valuation hierarchy, include certain AAA-rated U.S. government sponsored agency securities, municipal obligations, and mortgage-backed securities. A security using financial models based upon primarily unobservable inputs, such as commercial paper, would generally be classified within Level 3 of the valuation hierarchy.

Loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At September 30, 2020 and June 30, 2020, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

Other real estate owned, net. Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell, establishing a new cost basis.

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At September 30, 2020 and June 30, 2020 substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2020 and June 30, 2020,

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,109,032	$—	$18,109,032
Mortgage-backed securities	—	1,404,819	—	1,404,819
Certificates of deposit	—	847,008	—	847,008
Total	$—	$20,360,859	$—	$20,360,859

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,005,082	$—	$18,005,082
Mortgage-backed securities	—	1,443,643	—	1,443,643
Certificates of deposit	—	848,870	—	848,870
Total	$—	$20,297,595	$—	$20,297,595

Assets measured at fair value on non-recurring basis:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$257,270	$257,270
Other real estate owned, net	—	—	2,288,255	2,288,255
Total	$—	$—	$2,545,525	$2,545,525

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$248,930	$248,930
Other real estate owned, net	—	—	2,288,255	2,288,255
Total	$—	$—	$2,537,185	$2,537,185

Loans with a carrying amount of $438,000 and $455,000 were considered impaired as of September 30, 2020 and June 30, 2020 and a specific allowance for loan losses of $181,000 and $206,000, respectively, was established against these loans.

Other real estate owned with carrying amounts of $2.3 million were determined to be at their fair value as of September 30, 2020 and June 20, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

	As of September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$257,270	Market price or appraised value	Management discount on appraised values	5% - 15%
Other real estate owned, net	$2,288,255	Market price or appraised value	Management discount on appraised values	5% - 15%

	As of June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$248,930	Market price or appraised value	Management discount on appraised values	5% - 15%
Other real estate owned, net	$2,288,255	Market price or appraised value	Management discount on appraised values	5% - 15%

NOTE 5 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at September 30, 2020 and June 30, 2020.

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$17,526,101	$594,711	$11,780	$18,109,032
Mortgage-backed securities	1,336,472	68,347	—	1,404,819
Certificates of deposit	800,000	47,008	—	847,008
	$19,662,573	$710,066	$11,780	$20,360,859

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$17,563,698	$457,440	$16,056	$18,005,082
Mortgage-backed securities	1,371,753	71,890	—	1,443,643
Certificates of deposit	800,000	48,870	—	848,870
	$19,735,451	$578,200	$16,056	$20,297,595

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

September 30, 2020
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$—	$—	$697,342	$11,780	$697,342	$11,780

Management does not believe any individual unrealized loss as of September 30, 2020 represents other than temporary impairment. The Bank holds $697,342, comprised of two securities, in obligations of states and political subdivisions, at September 30, 2020 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

June 30, 2020
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$—	$—	$693,687	$16,056	$693,687	$16,056

Management does not believe any individual unrealized loss as of June 30, 2020 represents other than temporary impairment. The Bank holds $693,687 million, comprised of six securities, in obligations of states and political subdivisions at June 30, 2020 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of September 30, 2020 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$868,837	$872,970
Due after one year through 5 years	10,372,312	10,620,928
Due after 5 years through 10 years	5,034,952	5,303,127
Due after 10 years	2,050,000	2,159,015
Subtotal	18,326,101	18,956,040
Mortgage backed securities
Due after one year through 5 years	—	—
Due after 5 years through 10 years	1,336,472	1,404,819
Total	$19,662,573	$20,360,859

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

During the three months ended September 30, 2020 and 2019, the Bank did not sell any available for sale securities. The Bank did not have any available for sale securities pledged at September 30, 2020 and June 30, 2020.

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	September 30, 2020	June 30, 2020
Construction, land, development	$3,619,835	$4,598,382
1-4 family owner occupied	92,578,159	100,506,311
1-4 family non-owner occupied	20,831,506	21,213,680
Multifamily	82,503,675	76,444,156
Commercial owner occupied	6,588,790	6,733,183
Commercial non-owner occupied	20,620,785	20,237,534
Consumer and installment loans	7,523,341	8,920,659

Total loans	234,266,091	238,653,905
Less:
Allowance for loan losses	(1,353,484)	(1,353,427)

Loans, net	$232,912,607	$237,300,478

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $170,000 at September 30, 2020 and $184,000 at June 30, 2020.

Non-performing loans are as follows:

	September 30, 2020	June 30, 2020
Nonaccrual Loans	$1,270,695	$1,341,174
Total non-performing loans	$1,270,695	$1,341,174

Restructured loans, accruing	$—	$—
Total impaired loans	$1,270,695	$1,341,174

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	September 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$162,455	$—	$—	$173,316	$—	$102,036	$437,807
Unpaid principal balance	—	162,455	—	—	173,316	—	102,036	437,807
Related allowance	—	66,048	—	—	54,334	—	60,155	180,537

With no related allowance recorded
Recorded investment	$—	$802,514	$	$—	$—	$—	$30,374	$832,888
Unpaid principal balance	—	802,514		—	—	—	30,374	832,888
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$964,969	$—	$—	$173,316	$—	$132,410	$1,270,695
Unpaid principal balance	—	964,969	—	—	173,316	—	132,410	1,270,695
Related allowance	—	66,048	—	—	54,334	—	60,155	180,537

	Three Months Ended September 30, 2020
Average recorded balance	$—	$965,118	$14,393	$—	$180,082	$—	$130,309	$1,289,902
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	3,388	—	—	11,451	—	—	14,839
Total interest on impaired loans	$—	$3,388	$—	$—	$11,451	$—	$—	$14,839

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$161,931	$—	$—	$189,249	$—	$103,673	$454,853
Unpaid principal balance	—	161,931	—	—	189,249	—	103,673	454,853
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

With no related allowance recorded
Recorded investment	$—	$803,803	$57,574	$—	$—	$—	$24,944	$886,321
Unpaid principal balance	—	803,803	57,574	—	—	—	24,944	886,321
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$1,341,174
Unpaid principal balance	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

Average recorded balance	$—	$1,020,175	$14,948	$—	$191,166	$—	$132,521	$1,358,810

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	16,071	298	—	4,382	—	712	21,463
Total interest on impaired loans	$—	$16,071	$298	$—	$4,382	$—	$712	$21,463

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

	September 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$192,285	$—	$112,146	$304,431
Unpaid principal balance	—	—	—	—	192,285	—	112,146	304,431
Related allowance	—	—	—	—	74,737	—	61,379	136,116

With no related allowance recorded
Recorded investment	$—	$892,031	$—	$—	$—	$—	$—	$892,031
Unpaid principal balance	—	892,031	—	—	—	—	—	892,031
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$892,031	$—	$—	$192,285	$—	$112,146	$1,196,462
Unpaid principal balance	—	892,031	—	—	192,285	—	112,146	1,196,462
Related allowance	—	—	—	—	74,737	—	61,379	136,116

	Three Months Ended September 30, 2019
Average recorded balance	$—	$1,219,643	$4,951	$—	$192,936	$—	$121,765	$1,539,295

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	4,792	298	—	3,303	—	—	8,393
Total interest in impaired loans	$—	$4,792	$298	$—	$3,303	$—	$—	$8,393

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

The following is a summary of loans by risk rating:

	September 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$3,619,835	$91,371,716	$20,831,506	$82,503,675	$5,257,598	$12,761,112	$7,390,931	$223,736,373
5	—	241,474	—	—	1,157,876	7,859,673	—	9,259,023
6	—	591,117	—	—	173,316	—	56,242	820,675
7	—	373,852	—	—	—	—	76,168	450,020
Total	$3,619,835	$92,578,159	$20,831,506	$82,503,675	$6,588,790	$20,620,785	$7,523,341	$234,266,091

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,598,382	$99,344,653	$21,156,106	$76,444,156	$6,543,934	$12,313,923	$8,792,042	$229,193,196
5	—	195,924	—	—	—	7,923,611	—	8,119,535
6	—	851,208	57,574	—	189,249	—	52,448	1,150,479
7	—	114,526	—	—	—	—	76,169	190,695
Total	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$238,653,905

The following is a summary of past due loans:

	September 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$1,743,094	$42,100	$—	$—	$—	$—	$1,785,194
60‑89 days, accruing	—	—	—	—	—	—	—	—
90 days & over or nonaccrual	—	964,969	—	—	173,316	—	132,410	1,270,695
Total	$—	$2,708,063	$42,100	$—	$173,316	$—	$132,410	$3,055,889

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$69,174	$1,274,585	$—	$—	$—	$—	$63,765	$1,407,524
60‑89 days, accruing	—	114,338	—	—	—	—	—	114,338
90 days & over or nonaccrual	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Total	$69,174	$2,354,657	$57,574	$—	$189,249	$—	$192,382	$2,863,036

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There was one new TDR during the three months ending September 30, 2020, totaling $47,853. There were no TDRs that defaulted during the period that were modified within the previous three months as of September 30, 2020. There were two TDRs as of September 30, 2020 and one TDR as of June 30, 2020. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Of the loan modification requests received prior to September 30, 2020, two loans totaling $241,474 did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore are reported as TDRs. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. No loans were transferred out of TDR status during the three months ended September 30, 2020.

The following is a summary of TDRs as of September 30, 2020:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance	$—	$195,924	$—	$—	$—	$	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(2,304)	—	—	—	—	—	(2,304)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	47,854	—	—	—	—	—	47,854
Transfers out of TDR status	—	—	—	—	—		—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$241,474	$—	$—	$—	$—	$—	$241,474

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$195,924	$—	$—	$—	$	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(2,304)	—	—	—	—	—	(2,304)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	47,854	—	—	—	—	—	47,854
Transfers out of TDR status	—	—	—	—	—		—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$241,474	$—	$—	$—	$—	$—	$241,474

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three months ended September 30, 2020 and 2019 and the year ended June 30, 2020:

	Three Months Ended September 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	—	—	—	—	—	(325)	—	(325)
Recoveries	—	—	—	—	—	—	382	—	382
Provision	(2,936)	(21,043)	(1,393)	63,976	(20,527)	16,232	(7,428)	(26,881)	—
Balance at 9/30/20	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484

Allowance
Ending balance individually evaluated for impairment	$—	$66,048	$—	$—	$54,334	$—	$60,155	$—	$180,537
Ending balance collectively evaluated for impairment	10,859	269,343	75,827	350,641	20,850	328,902	29,786	86,739	1,172,947
Ending balance	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484
Loans
Ending balance individually evaluated for impairment	$—	$964,969	$—	$—	$173,316	$—	$132,410	$—	$1,270,695
Ending balance collectively evaluated for impairment	3,619,835	91,613,190	20,831,506	82,503,675	6,415,474	20,620,785	7,390,931	—	232,995,396
Total loans	$3,619,835	$92,578,159	$20,831,506	$82,503,675	$6,588,790	$20,620,785	$7,523,341	$—	$234,266,091
Less allowance	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484
Total loans, net	$3,608,976	$92,242,768	$20,755,679	$82,153,034	$6,513,606	$20,291,883	$7,433,400	$(86,739)	$232,912,607

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	(57,572)	—	—	—	—	(45,157)	—	(102,729)
Recoveries	—	5,155	—	—	—	—	22,036	—	27,191
Provision	9,476	341,258	50,590	176,795	34,518	(425,696)	50,375	(102,316)	135,000
Balance at 9/30/19	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427

Allowance
Ending balance individually evaluated for impairment	$—	$64,780	$—	$—	$79,351	$—	$61,792	$—	$205,923
Ending balance collectively evaluated for impairment	13,795	291,654	77,220	286,665	16,360	312,670	35,520	113,620	1,147,504
Ending balance	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Loans

Ending balance individually evaluated for impairment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$—	$1,341,174
Ending balance collectively evaluated for impairment	4,598,382	99,540,577	21,156,106	76,444,156	6,543,934	20,237,534	8,792,042	—	237,312,731
Total loans	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$—	$238,653,905
Less allowance	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Total loans, net	$4,584,587	$100,149,877	$21,136,460	$76,157,491	$6,637,472	$19,924,864	$8,823,347	$(113,620)	$237,300,478

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/18	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	—	—	—	—	—	(7,826)	—	(7,826)
Recoveries	—	335	—	—	—	—	200	—	535
Provision	1,351	(11,124)	(603)	1,242	29,884	34,820	10,076	(65,646)	—
Balance at 3/31/19	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674

Allowance
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$74,737	$—	$61,379	$—	$136,116
Ending balance collectively evaluated for impairment	5,670	56,804	26,027	111,112	16,340	773,186	11,129	150,290	1,150,558
Ending balance	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674
Loans

Ending balance individually evaluated for impairment	$—	$892,031	$—	$—	$192,285	$—	$112,146	$—	$1,196,462
Ending balance collectively evaluated for impairment	5,670,043	113,611,576	20,493,732	74,074,709	8,170,283	19,604,096	9,593,664	—	251,218,103
Total loans	$5,670,043	$114,503,607	$20,493,732	$74,074,709	$8,362,568	$19,604,096	$9,705,810	$—	$252,414,565
Less allowance	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674
Total loans, net	$5,664,373	$114,446,803	$20,467,705	$73,963,597	$8,271,491	$18,830,910	$9,633,302	$(150,290)	$251,127,891

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $5,860,783 and $2,696,078 at September 30, 2020 and June 30, 2020, respectively. The Bank did not maintain any custodial balances at September 30, 2020 and June 30, 2020, respectively, in connection with the foregoing loan servicing.

NOTE 9 – Borrowings

Borrowings consist of the following:

	September 30, 2020	June 30, 2020
FHLB fixed rate advance (0.61%, matured 9/11/20)	$—	$5,000,000
FHLB fixed rate advance (0.00%, matures 5/3/21)	4,000,000	4,000,000

	$4,000,000	$9,000,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to the maximum $124,410,269 at September 30, 2020. The FHLB provides both fixed and floating rate advances. Within the master contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were no outstanding advances on the open line of credit as of September 30, 2020 and June 30, 2020.

Additionally, the Bank had $4,000,000 and $9,000,000 outstanding in term advances at September 30, 2020 and June 30, 2020, respectively. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000. There were no amounts outstanding as of September 30, 2020 or June 30, 2020.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three months ended September 30, 2020 and 2019. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270. The primary difference between the statutory tax rate and the effective rate for the period ending September 30, 2020 would be the change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

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

In accordance with accounting guidance for defined benefit plans, the Bank recognizes the funded status of defined benefit pension and other post-retirement plans as a net asset or liability on its condensed consolidated balance sheet.

The Bank recognized pension expense of $128,385 for the three months ended September 30, 2020, and pension income of $21,174 for the three months ended September 30, 2019.

The Bank had a valuation of the Plan completed as of the fiscal year ended June 30, 2020, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of $408,547. The change in pension obligation reported in the condensed consolidated balance sheet, condensed consolidated statements of comprehensive income, and in the condensed consolidated statements of changes in stockholders’ equity as of September 30, 2020 reflect this estimation.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	September 30, 2020	June 30, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$18,446,051	$15,853,034
Sold loan commitments	115,010,561	105,961,238
Credit card commitments	566,757	567,763

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

As of September 30, 2020 and June 30, 2020, the Company does not engage in the use of interest rate swaps, futures or option contracts.

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

As of September 30, 2020 and June 30, 2020, the Bank was categorized as well capitalized. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table.

Listed below is a comparison of the Bank's actual capital amounts with the minimum requirements for adequately capitalized banks, as defined by the federal regulatory agencies' Prompt Corrective Action Rules as of September 30, 2020 and June 30, 2020. Under Basel III rules, the Bank must hold a capital conservation buffer 2.5% above the adequately capitalized risk-based capital ratios. Failure to maintain the full amount of the buffer will result in restrictions on the Bank’s ability to make discretionary payments.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2020 (Unaudited) and June 30, 2020 and for The Three Months Ended

September 30, 2020 and 2019 (Unaudited)

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

As of September 30, 2020 and 2019, the Bank was categorized as well capitalized. To be categorized as well capitalized or adequately capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, Tier I common equity, and Tier 1 leverage ratios as set forth in the following table.

			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020 (unaudited)
Total capital (to risk weighted assets)	$30,757,308	15.52%	$15,856,342	8.00%	$19,820,428	10.00%
Tier 1 capital (to risk weighted assets)	29,403,825	14.83%	11,892,257	6.00%	15,856,342	8.00%
Common Equity Tier 1 (to risk weighted assets)	29,403,825	14.83%	8,919,192	4.50%	12,883,278	6.50%
Tier 1 capital (to average assets)	29,403,825	10.04%	11,716,249	4.00%	14,645,311	5.00%

As of June 30, 2020
Total capital (to risk weighted assets)	$28,928,180	15.02%	$15,408,708	8.00%	$19,260,885	10.00%
Tier 1 capital (to risk weighted assets)	27,574,753	14.32%	11,556,531	6.00%	15,408,708	8.00%
Common Equity Tier 1 (to risk weighted assets)	27,574,753	14.32%	8,667,398	4.50%	12,519,575	6.50%
Tier 1 capital (to average assets)	27,574,753	9.30%	11,857,514	4.00%	14,821,893	5.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At September 30, 2020 and June 30, 2020, the Bank’s net worth was $24,340,182 with general loan loss reserve of $1,172,947 and $22,472,487 with general loan loss reserve of $1,147,504, totaling 8.4% and 7.7% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at September 30, 2020 and June 30, 2020 and for the three months ended September 30, 2020 and 2019 is derived from the financial statements of TEB Bancorp, Inc. The financial condition data at June 30, 2020 and 2019 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of September 30, 2020 and for the three months ended September 30, 2020 and 2019 is derived from unaudited financial statements of TEB Bancorp, Inc. and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2020 and our unaudited financial statements and notes as of and for the three months ended September 30, 2020 and 2019. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2020.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy;
●	the effect of the COVID-19 pandemic on the Company’s credit quality, revenue, and business operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;
●	the inability of third-party providers to perform as expected;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Commercial Loan Type	September 30, 2020	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,573,888	0.67%
Retail	2,161,329	0.92%
Hospitality and tourism	—	—%
	$3,735,217	1.59%

The Company’s allowance for loan losses remained relatively unchanged at $1.4 million at September 30, 2020 and June 30, 2020. At September 30, 2020 and June 30, 2020, the allowance for loan losses represented 0.58% and 0.57% of total loans, respectively. In the first quarter of 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at September 30, 2020, the Company considered the quality and composition of its loan portfolio going into the COVID-19 pandemic. At September 30, 2020, approximately 98.6% of the Company’s loan portfolio is collateralized by real estate. As of September 30, 2020, approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our uninsured investment revenues may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;

●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

As of September 30, 2020, the Company originated 17 loans totaling $1.1 million of loans and generated approximately $44,000 from the processing fees, which have been recognized. The Company receives a processing fee from the SBA ranging from 1% to 5% depending on the size of the loan, which is offset by a third-party servicing agent fee ranging from 0.25% to 1.0%.

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

As of September 30, 2020, the Company had received requests to modify 89 loans aggregating $28.0 million. Of these modifications, $27.8 million, or 99.1%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of September 30, 2020, 75 of these modifications totaling $21.2 million have resumed monthly loan payments and 14 modifications totaling $6.8 million remain in a deferred status. Two loans totaling $241,474 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore will be reported as a TDR. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve will be necessary.

The Company’s allowance for loan losses remained $1.4 million at September 30, 2020 and June 30, 2020. At September 30, 2020 and June 30, 2020, the allowance for loan losses represented 0.58% and 0.57% of total loans, respectively. In the first quarter of 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. In determining its allowance for loan loss level at September 30, 2020, the Company considered the health and composition of its loan portfolio going into the COVID-19 pandemic. At September 30, 2020, approximately 98.6% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

Total Assets. Total assets decreased $2.7 million, or 0.9%, to $302.8 million at September 30, 2020 from $305.5 million at June 30, 2020. The decrease in assets was due to a decrease of $3.6 million in cash and cash equivalents and $4.4 million in net loans held for investment, offset by an increase in loans held for sale of $4.8 million, described in more detail below.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.6 million, or 27.8%, to $9.5 million at September 30, 2020 from $13.1 million at June 30, 2020. This fluctuation in cash and cash equivalents is a normal part of business operations.

Net Loans Held for Investment. Net loans held for investment decreased $4.4 million, or 1.8%, to $232.9 million at September 30, 2020 from $237.3 million at June 30, 2020, primarily reflecting a decrease in one- to four-family owner occupied residential real estate loans of $7.9 million, or 7.9%, from $100.5 million at June 30, 2020 to $92.6 million at September 30, 2020. The decrease in one- to four-family owner occupied residential real estate loans resulted from loan payoffs and loan refinances during the three months ended September 30, 2020. We currently sell the vast majority of the fixed rate single family loans we originate. This decrease was partially offset by an increase in multifamily loans of $6.1 million, or 7.9%, to $82.5 million at September 30, 2020 from $76.4 million at June 30, 2020.

Loans Held for Sale. Loans held for sale increased $4.8 million, or 25.9%, to $23.5 million at September 30, 2020 from $18.7 million at June 30, 2020, due to the increased origination and sale of fixed rate single family loans. The increase in the origination of these loans is a result of the decrease in interest rates related to the function of the yield curve due to the current economic conditions.

Other Real Estate Owned. Other real estate owned remained unchanged at $2.3 million at September 30, 2020 and June 30, 2020.

Interest Bearing Deposits. Interest bearing deposits increased $155,000, or 5.7%, to $2.9 million at September 30, 2020 from $2.7 million at June 30, 2020, due to the maturity of two available for sale securities during the three months.

Available-for-Sale Securities. Available-for-sale securities increased $63,000, or 0.3%, to $20.4 million at September 30, 2020 from $20.3 million at June 30, 2020, due to the increase in the market rates of the portfolio offset by two securities maturing.

Deposits. Total deposits increased $1.8 million, or 0.7%, to $257.9 million at September 30, 2020 from $256.1 million at June 30, 2020. Savings and NOW accounts increased $3.3 million, or 4.4%, from $75.4 million at June 30, 2020, to $78.7 million at September 30, 2020. Demand accounts increased by $2.9 million, or 3.1%, from $93.6 million at June 30, 2020 to $96.5 million at September 30, 2020. These increases were offset by a decrease in certificates of deposit of $4.4 million, or 5.0%, to $82.7 million at September 30, 2020 from $87.0 million at June 30, 2020.

Borrowed Funds. Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $5.0 million, or 55.6%, to $4.0 million at September 30, 2020 from $9.0 million at June 30, 2020. Loan payments and increases in deposits have reduced our need for borrowings to fund our operations.

Federal Home Loan Bank Stock. Federal home loan bank stock remained unchanged at $1.3 million at September 30, 2020 and June 30, 2020.

Stockholders’ Equity. Total stockholders’ equity increased $1.8 million or 7.7%, to $25.3 million at September 30, 2020 from $23.5 million at June 30, 2020. The increase was due primarily to net income of $1.8 million during the three months ended September 30, 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and 2019

General. Net income was $1.8 million for the three months ended September 30, 2020, compared to $568,000 for the three months ended September 30, 2019. The change was primarily due to a $1.8 million increase in gain on sales of mortgage loans, offset by a decrease of $325,000 in interest income on loans and a $289,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $363,000, or 11.7%, to $2.8 million for the three months ended September 30, 2020 compared to $3.1 million for the three months ended September 30, 2019. Interest income on loans, which is our primary source of interest income, decreased $325,000, or 11.1%, to $2.6 million for the three months ended September 30, 2020 compared to $2.9 million for the three months ended September 30, 2019. Our annualized average yield on loans decreased nine basis points to 4.47% for the three months ended September 30, 2020 from 4.56% for the three months ended September 30, 2019, primarily due to the decrease in interest rates related to the function of the yield curve due to the economic conditions. The average balance of loans decreased $23.6 million, or 9.2%, to $232.6 million for the three months ended September 30, 2020 from $256.3 million for the three months ended September 30, 2019.

Interest Expense. Interest expense decreased $296,000, or 44.5%, to $369,000 for the three months ended September 30, 2020 compared to $664,000 for the three months ended September 30, 2019, due to decreases in market interest rates during the period.

Interest expense on deposits decreased $98,000, or 21.2%, to $362,000 for the three months ended September 30, 2020 from $460,000 for the three months ended September 30, 2019. Specifically, interest expense on certificates of deposit decreased $99,000, or 22.7%, to $338,000 for the three months ended September 30, 2020 from $437,000 for the three months ended September 30, 2019. The decrease resulted from a 29 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.59% for the three months ended September 30, 2020 from 1.88% for the three months ended September 30, 2019, reflecting recent decreases in market rates. Additionally, there was a $7.8 million decrease in the average balance of certificates of deposits to $85.3 million at September 30, 2020 from $93.1 million for the three months ended September 30, 2019.

Interest expense on FHLB borrowings decreased $198,000 to $6,000 for the three months ended September 30, 2020 from $204,000 for the three months ended September 30, 2019. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $26.7 million, or 77.0%, to $8.0 million for the three months ended September 30, 2020 from $34.6 million for the three months ended September 30, 2019, and the annualized average rate we paid on borrowings decreased 205 basis points to 0.31% for the three months ended September 30, 2020 from 2.36% for the three months ended September 30, 2019. As described above, Loan payments and increases in deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income remained relatively stable, decreasing $67,000, or 2.8%, to $2.4 million for the three months ended September 30, 2020 from the three months ended September 30, 2019. In addition, our net interest rate spread increased by 20 basis points to 3.52% for the three months ended September 30, 2020 from 3.33% for the three months ended September 30, 2019, and our net interest margin increased by 16 basis points to 3.61% for the three months ended September 30, 2020 from 3.45% for the three months ended September 30, 2019, due to changes in market interest rates.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, no provision was recorded for loan losses for the three months ended September 30, 2020, or September 30, 2019. Our allowance for loan losses was $1.4 million at September 30, 2020 and June 30, 2020. The allowance for loan losses to total loans was 0.58% at September 30, 2020 and 0.57% at June 30, 2020, while the allowance for loan losses to non-performing loans was 106.52% at September 30, 2020 and 100.91% at June 30, 2020. The increase in allowance for loan losses as a percentage of non-performing loans is due to a $58,000 loan classified as a non-accrual at June 30, 2020 becoming current as of September 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $1.8 million, or 115.1%, to $3.3 million for the three months ended September 30, 2020 compared to $1.5 million for the three months ended September 30, 2019. Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $1.8 million, or 140.1%, to $3.0 million for the three months ended September 30, 2020 compared to $1.3 million for the three months ended September 30, 2019. We originated for sale $142.5 million of mortgage loans during the 2020 period compared to $87.0 million of such originations during the 2019 period.

Non-interest Expenses. Non-interest expenses increased $473,000, or 13.9%, to $3.9 million for the three months ended September 30, 2020 from $3.4 million for the three months ended September 30, 2019. Compensation and benefits expense increased $289,000, or 13.4%, to $2.4 million for the three months ended September 30, 2020 from $2.1 million for the three months ended September 30, 2019, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. Other expenses increased $159,000 or 67.1% to $396,000 for the three months ended September 30, 2020 compared to $237,000 as of September 30, 2019 due to increased sold loan volume and the associated loan origination costs that are recognized over the life of the loan.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended September 30, 2020 and for the three months ended September 30, 2019 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended September 30,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$232,635,658	$2,599,597	4.47%	$256,278,579	$2,924,435	4.56%
Securities	20,301,633	140,386	2.77%	20,844,563	147,321	2.83%
Federal Home Loan Bank of Chicago stock	1,345,500	11,604	3.45%	1,629,423	16,179	3.97%
Other	9,553,405	559	0.02%	5,249,782	27,237	2.08%
Total interest-earning assets	263,836,196	2,752,146	4.17%	284,002,347	3,115,172	4.39%
Non-interest-earning assets	35,449,900			26,143,933
Total assets	$299,286,096			$310,146,280

Interest-bearing liabilities:
Demand deposits	$55,966,341	$8,325	0.06%	$48,006,251	$6,531	0.05%
Savings and NOW deposits	78,460,847	16,234	0.08%	74,960,162	16,344	0.09%
Certificates of deposit	85,277,751	337,940	1.59%	93,101,415	437,361	1.88%
Total interest-bearing deposits	219,704,939	362,499	0.66%	216,067,828	460,236	0.85%
Borrowings	7,955,556	6,142	0.31%	34,606,272	203,979	2.36%
Total interest-bearing liabilities	227,660,495	368,641	0.65%	250,674,100	664,215	1.06%
Non-interest-bearing liabilities	47,705,361			34,687,273
Total liabilities	275,365,856			285,361,373
Total equity	23,920,240			24,784,907
Total liabilities and equity	$299,286,096			$310,146,280
Net interest income		$2,383,505			$2,450,957
Net interest rate spread (1)			3.52%			3.33%
Net interest-earning assets (2)	$36,175,701			$33,327,927
Net interest margin (3)			3.61%			3.45%
Average interest-earning assets to interest-bearing liabilities	115.89%			113.30%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At September 30, 2020, we had a $124.4 million line of credit with the Federal Home Loan Bank of Chicago, and had $4.0 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $6.4 million and $7.5 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Net cash provided by investing activities, which consists primarily disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $4.2 million and $8.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $1.4 million and $2.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively.

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

At September 30, 2020, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

Item 3    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4    Controls and Procedures.

The Company’s management, with the participation of the Company’s President/Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, the Company’s President/Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Exhibit 101

The following financial statements from the TEB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP, INC.

Date:	November 12, 2020	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Executive Officer

Date:	November 12, 2020	By:	/s/ Lauren Poppen
Lauren Poppen, Chief Financial Officer