Form 10-Q
period 2020-12-31
TEB Bancorp, Inc.
filed 2021-02-12
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

YES ◻     NO ⌧

As of February 12, 2021, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 (Unaudited) and June 30, 2020

	December 31, 2020	June 30, 2020
ASSETS
Cash and due from banks	$4,945,586	$2,763,126
Federal funds sold	13,409,060	10,342,915
Cash and cash equivalents	18,354,646	13,106,041

Interest bearing deposits in banks	682,376	2,713,164
Available for sale securities - stated at fair value	22,775,918	20,297,595
Loans, less allowance for loan losses of $1,403,491 and $1,353,427 at December 31, 2020 and June 30, 2020, respectively	232,649,841	237,300,478
Loans held for sale	15,548,714	18,690,027
Other real estate owned, net	386,155	2,288,255
Premises and equipment, net	8,142,093	7,960,041
Federal Home Loan Bank stock	1,031,200	1,345,500
Accrued interest receivable and other assets	1,794,749	1,773,486
TOTAL ASSETS	$301,365,692	$305,474,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$99,150,134	$93,627,648
Savings and NOW	79,739,955	75,397,948
Certificates of deposit	76,936,804	87,045,935
Total Deposits	255,826,893	256,071,531
Federal Home Loan Bank borrowings	4,000,000	9,000,000
Advance payments by borrowers for property taxes and insurance	912,429	2,882,067
Accrued interest payable and other liabilities	13,428,220	14,008,786
Total Liabilities	274,167,542	281,962,384

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of December 31, 2020 and June 30, 2020, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of December 31, 2020 and June 30, 2020)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	20,738,853	17,002,468
Accumulated other comprehensive loss	(4,886,274)	(4,835,836)
Total Stockholders’ Equity	27,198,150	23,512,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$301,365,692	$305,474,587

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2020 and 2019 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,599,766	$2,837,250	$5,199,363	$5,761,686
Interest and dividends on investment securities	149,355	167,581	301,345	331,080
Interest on federal funds sold	190	11,903	407	33,616
Interest on deposits in banks	222	1,978	564	7,502
Total Interest and Dividend Income	2,749,533	3,018,712	5,501,679	6,133,884

INTEREST EXPENSE
Interest on deposits	318,653	473,716	681,152	933,952
Interest on Federal Home Loan Bank borrowings	664	89,357	6,806	293,298
Interest on federal funds purchased	—	19	—	57
Total Interest Expense	319,317	563,092	687,958	1,227,307

Net interest income before provision for loan losses	2,430,216	2,455,620	4,813,721	4,906,577
Provision for loan losses	50,000	—	50,000	—
Net interest income after provision for loan losses	2,380,216	2,455,620	4,763,721	4,906,577

NON-INTEREST INCOME
Service fees on deposits	105,779	116,943	211,085	239,548
Service fees on loans	46,232	60,959	88,537	104,333
Gain on sales of mortgage loans	3,619,405	936,979	6,622,505	2,187,722
Income on sale of uninsured products	102,849	77,445	216,634	170,512
(Loss) Gain on sale of other real estate owned	(11,573)	104,890	(11,573)	109,708
Other income	5,253	5,225	13,841	12,598
Total Non-Interest Income	3,867,945	1,302,441	7,141,029	2,824,421

NON-INTEREST EXPENSES
Compensation and benefits	2,649,604	2,041,970	5,087,380	4,191,127
Occupancy	537,707	492,766	1,061,295	982,917
Advertising	37,545	53,422	77,590	134,198
Data processing services	291,498	266,395	560,316	571,814
FDIC assessment	26,570	51,285	66,810	23,826
Cost of operations for other real estate owned	159,564	11,782	176,675	23,096
Insurance expense	29,141	41,600	59,185	81,155
Professional fees	135,506	168,417	259,483	287,487
Other expenses	423,489	268,541	819,631	505,599
Total Non-Interest Expenses	4,290,624	3,396,178	8,168,365	6,801,219

Income before income taxes	1,957,537	361,883	3,736,385	929,779
Income tax benefit	—	—	—	—
NET INCOME	$1,957,537	$361,883	$3,736,385	$929,779

Basic income per share	$0.75	$0.14	$1.42	0.35
Diluted income per share	$0.75	$0.14	$1.42	0.35

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended December 31, 2020 and 2019 (Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Net income	$1,957,537	$361,883	$3,736,385	$929,779
Other comprehensive income, net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during period	17,690	(87,138)	153,832	30,772
Tax effect	—	—	—	—
Change in pension obligation	(102,135)	(107,874)	(204,270)	(107,874)
Tax effect	—	—	—	—
Other comprehensive loss, net of tax	(84,445)	(195,012)	(50,438)	(77,102)
COMPREHENSIVE INCOME	$1,873,092	$166,871	$3,685,947	$852,677

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2020 and 2019 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

June 30, 2019 (audited)	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575
Net income	—	—	—	567,896	—	567,896
Other comprehensive income, net of tax	—	—	—	—	117,910	117,910
September 30, 2019	2,624,343	26,243	11,319,328	16,478,265	(2,730,455)	25,093,381
Net income	—	—	—	361,883	—	361,883
Other comprehensive loss, net of tax	—	—	—	—	(195,012)	(195,012)
December 31, 2019	2,624,343	$26,243	$11,319,328	$16,840,148	$(2,925,467)	$25,260,252

June 30, 2020 (audited)	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203
Net income	—	—	—	1,778,848	—	1,778,848
Other comprehensive income, net of tax	—	—	—	—	34,007	34,007
September 30, 2020	2,624,343	26,243	11,319,328	18,781,316	(4,801,829)	25,325,058
Net income	—	—	—	1,957,537	—	1,957,537
Other comprehensive loss, net of tax	—	—	—	—	(84,445)	(84,445)
December 31, 2020	2,624,343	$26,243	$11,319,328	$20,738,853	$(4,886,274)	$27,198,150

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2020 and 2019 (Unaudited)

	For the six months ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,736,385	$929,779
Adjustments to reconcile net income to net cash flows provided by operating activities
Provision for loan losses	50,000	—
Depreciation	275,684	282,449
Amortization and accretion	19,585	29,245
Origination of mortgage loans held for sale	(289,881,006)	(150,995,339)
Proceeds from sales of mortgage loans held for sale	299,644,824	154,091,310
Gain on sale of mortgage loans held for sale	(6,622,505)	(2,187,722)
Loss (Gain) on sale of other real estate owned, net	11,573	(109,708)
(Gain) Loss on sale or disposal of assets, net	(7,510)	1,650
Changes in assets and liabilities:
Accrued interest receivable and other assets	(21,263)	(231,896)
Accrued interest payable and other liabilities	(784,834)	862,089
Net cash flows provided by operating activities	6,420,933	2,671,857
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	1,470,923	348,168
Purchase of securities available for sale	(3,815,000)	(2,104,432)
Change in loans	4,600,637	7,276,779
Change from redemption of FHLB stock	314,300	1,026,000
Change in interest bearing deposits in banks	2,030,788	3,472,022
Proceeds from sale of other real estate owned	1,737,762	1,061,484
Charge-offs and (capital expenditures) on other real estate owned	152,765	(36,852)
Proceeds from sale of premises and equipment	26,400	8,000
Purchase of premises and equipment, net	(476,627)	(156,912)
Net cash flows provided by investing activities	6,041,948	10,894,257
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(244,638)	14,126,697
FHLB advance proceeds	45,500,000	847,200,000
FHLB advance repayments	(50,500,000)	(870,900,000)
Change in advance payments by borrowers for property taxes and insurance	(1,969,638)	(2,960,286)
Net cash flows used in financing activities	(7,214,276)	(12,533,589)
Net Change in Cash and Cash Equivalents	5,248,605	1,032,525

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	13,106,041	5,630,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,354,646	$6,663,295

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$615,616	$908,675
Loans transferred to other real estate owned	—	136,671

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

At December 31, 2020, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The interim condensed consolidated financial statements of the Company as of December 31, 2020, and for the three and six months ended December 31, 2020 and 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three and six months ended December 31, 2020, are not necessarily indicative of the results to be achieved for the year ending June 30, 2021 or any other period.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending December 31, 2020 and 2019 and June 30, 2020 and 2019 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp., and Equity Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company Status

Under the Jumpstart Our Business Startups Act (the "JOBS Act"), a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an "emerging growth company". The Company qualifies as an emerging growth company and believes that it will continue to qualify as an emerging growth company.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Service charges and other fees The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as wires and overdraft charges, are settled the day the performance obligation is satisfied. The Company’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition for service charges and other fees.

Interchange fees Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These funds are included in “Service fees on deposits” on the Condensed Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition for interchange fees.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The ALL reflects management’s best estimate of the probable and inherent losses on loans. The adequacy of the ALL is reviewed and approved by the Company’s Board of Directors. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

Defined Benefit Pension Plan

The Bank has a defined benefit pension plan (the “Plan”) covering substantially all of its employees hired prior to December 31, 2012. The benefits are based on years of service and the employee’s average monthly pay received during the five highest consecutive calendar years in the last 10 years of employment under the Plan. Management contributes annually the amounts necessary to provide for defined benefit payments upon retirement or death as determined by the Plan’s actuary. The Plan was frozen effective December 31, 2012 for all employees. No additional benefits are being accrued for active participants after that date and no new participants will be entered into the Plan.

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

Comprehensive Income

U.S. GAAP generally requires that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section and changes in the funded status of the pension plan, such items, along with net income are components of comprehensive income.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

Significant Events

In December 2019, a coronavirus (COVID-19) was reported in China and in March 2020 was declared a national emergency in the United States. The COVID-19 pandemic has caused significant economic dislocation as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy may be reopened. In order to protect the health of employees and customers, the Company has temporarily limited lobby hours and transitioned as many employees to remote work as possible. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020 and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). Although we were not already a qualified SBA lender, we became eligible to originate PPP loans by completing the required SBA documentation.

In October 2020, the SBA approved an extension of the deferment period without modifications on the PPP loans originated. The Company agreed to extend the deferment period for six months from the first payment date.

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

As of December 31, 2020, the Company originated 17 PPP loans totaling $1.1 million and generated approximately $44,000 from the processing fees. All PPP loan originations occurred before the end of the December 31, 2020 reporting period. As of December 31, 2020, 14 PPP loans totaling $741,000 had been forgiven.

To work with customers impacted by COVID-19, the Company is offering short-term loan modificatiosn (i.e., three months or less with the potential to extend up to six months, if necessary) on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. The Company additionally offers, to borrowers that qualify, loan deferrals under Section 4013 of the CARES Act. Loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications and therefore qualify for a loan deferral. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2021 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2020 (the “CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Amoung the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

As of December 31, 2020, the Company had received requests to modify 93 loans aggregating $28.0 million, which excludes any loans that had been paid off subsequent to modification. Of these modifications, $27.7 million, or 98.9%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of December 31, 2020, 84 of these modifications totaling $26.2 million have resumed monthly

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

loan payments and nine modifications totaling $1.8 million remain in a deferred status. Three loans totaling $297,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, one of the loans was transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary. Details with respect to loan modification requests are as follows:

As of December 31, 2020, the Company had received requests to modify 93 loans aggregating $28.0 million, which excludes any loans that had been paid off subsequent to modification. Of these modifications, $27.7 million, or 98.9%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of December 31, 2020, 84 of these modifications totaling $26.2 million have resumed monthly loan payments and nine modifications totaling $1.8 million remain in a deferred status. Three loans totaling $297,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, one of the loans was transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary. Details with respect to loan modification requests are as follows:

	As of December 31, 2020
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	2	$115,294	0	$—
1-4 family owner occupied	47	7,041,514	7	522,773
1-4 family non-owner occupied	15	2,239,902	1	115,088
Multifamily	12	10,566,128	0	—
Commercial owner occupied	2	311,979	1	1,157,876
Commercial non-owner occupied	3	5,899,095	0	—
Consumer and installment loans	3	42,697	0	—
Total loan modification requests	84	$26,216,609	9	$1,795,737

The Company’s allowance for loan losses was $1.4 million at December 31, 2020 and June 30, 2020. At December 31, 2020 and June 30, 2020, the allowance for loan losses represented 0.60% and 0.57% of total loans, respectively. During 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and the higher unemployment rate from the COVID-19 pandemic. In determining its allowance for loan loss level at December 31, 2020, the Company considered the health and composition of its loan portfolio during the COVID-19 pandemic. At December 31, 2020, approximately 98.8% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2020, other than those discussed above in “Significant Events”, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of February 12, 2021.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2017-08 effective July 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three and six month periods ended December 31, 2020 and 2019.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income	$1,957,537	361,883	$3,736,385	929,779
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Diluted potential common shares	—	—	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Basic earnings per share	$0.75	0.14	$1.42	0.35
Diluted earnings per share	$0.75	0.14	$1.42	0.35

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

Loans The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeds the recorded investments in such loans and for which carrying amount will remain at amortized cost. Impaired loans where an allowance is established based on the fair value of collateral or expected cash flows require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the impaired loan as a non-recurring Level 3 valuation. At December 31, 2020 and June 30, 2020, substantially all of the impaired loans were evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

Other real estate owned, net Assets on which the underlying collateral has been repossessed are initially recorded at the fair market value of the real estate acquired less estimated costs to sell, establishing a new cost basis.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, less selling costs, the Company records the repossessed asset as a non-recurring Level 3 valuation. At December 31, 2020 and June 30, 2020 substantially all of the other real estate owned was evaluated based on the fair value of the collateral with adjustments to their appraised values ranging from 5% to 15% for selling costs.

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of December 31, 2020 and June 30, 2020, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$20,572,232	$—	$20,572,232
Mortgage-backed securities	—	1,360,250	—	1,360,250
Certificates of deposit	—	843,436	—	843,436
Total	$—	$22,775,918	$—	$22,775,918

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,005,082	$—	$18,005,082
Mortgage-backed securities	—	1,443,643	—	1,443,643
Certificates of deposit	—	848,870	—	848,870
Total	$—	$20,297,595	$—	$20,297,595

Assets measured at fair value on non-recurring basis:

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$191,923	$191,923
Other real estate owned, net	—	—	386,155	386,155
Total	$—	$—	$578,078	$578,078

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$248,930	$248,930
Other real estate owned, net	—	—	2,288,255	2,288,255
Total	$—	$—	$2,537,185	$2,537,185

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Loans with a carrying amount of $372,000 and $455,000 were considered impaired as of December 31, 2020 and June 30, 2020 and a specific allowance for loan losses of $180,000 and $206,000, respectively, was established against these loans.

Other real estate owned with carrying amounts of $386,000 and $2.3 million were determined to be at their fair value as of December 31, 2020 and June 20, 2020, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

	As of December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$191,923	Market price or appraised value	Management discount on appraised values	5% - 15%
Other real estate owned, net	$386,155	Market price or appraised value	Management discount on appraised values	5% - 15%

	As of June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$248,930	Market price or appraised value	Management discount on appraised values	5% - 15%
Other real estate owned, net	$2,288,255	Market price or appraised value	Management discount on appraised values	5% - 15%

NOTE 5 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at December 31, 2020 and June 30, 2020.

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$19,958,955	$632,907	$19,630	$20,572,232
Mortgage-backed securities	1,300,987	59,263	—	1,360,250
Certificates of deposit	800,000	43,436	—	843,436
	$22,059,942	$735,606	$19,630	$22,775,918

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$17,563,698	$457,440	$16,056	$18,005,082
Mortgage-backed securities	1,371,753	71,890	—	1,443,643
Certificates of deposit	800,000	48,870	—	848,870
	$19,735,451	$578,200	$16,056	$20,297,595

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

December 31, 2020
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$918,725	$11,275	$298,170	$8,355	$1,216,895	$19,630

Management does not believe any individual unrealized loss as of December 31, 2020 represents other than temporary impairment. The Bank holds $298,170, comprised of four securities, in obligations of states and political subdivisions, at December 31, 2020 that have an unrealized loss existing for 12 months or greater of $8,355. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

June 30, 2020
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$—	$—	$693,687	$16,056	$693,687	$16,056

Management does not believe any individual unrealized loss as of June 30, 2020 represents other than temporary impairment. The Bank holds $693,687, comprised of two securities, in obligations of states and political subdivisions at June 30, 2020 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of December 31, 2020 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$866,680	$868,877
Due after one year through 5 years	9,718,935	9,973,308
Due after 5 years through 10 years	5,753,340	6,015,696
Due after 10 years	4,420,000	4,557,787
Subtotal	20,758,955	21,415,668
Mortgage backed securities
Due after one year through 5 years	—	—
Due after 5 years through 10 years	1,300,987	1,360,250
Total	$22,059,942	$22,775,918

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

During the three months ended December 31, 2020 and 2019, the Bank did not sell any available for sale securities. The Bank did not have any available for sale securities pledged at December 31, 2020 and June 30, 2020.

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2020	June 30, 2020
Construction, land, development	$3,460,986	$4,598,382
1-4 family owner occupied	85,247,077	100,506,311
1-4 family non-owner occupied	22,592,637	21,213,680
Multifamily	88,769,856	76,444,156
Commercial owner occupied	6,474,308	6,733,183
Commercial non-owner occupied	19,679,205	20,237,534
Consumer and installment loans	7,829,263	8,920,659

Total loans	234,053,332	238,653,905
Less:
Allowance for loan losses	(1,403,491)	(1,353,427)

Loans, net	$232,649,841	$237,300,478

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $162,000 at December 31, 2020 and $184,000 at June 30, 2020.

Non-performing loans are as follows:

	December 31, 2020	June 30, 2020
Nonaccrual Loans	$1,280,793	$1,341,174
Total non-performing loans	$1,280,793	$1,341,174

Restructured loans, accruing	$—	$—
Total impaired loans	$1,280,793	$1,341,174

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$93,110	$—	$—	$182,853	$—	$95,763	$371,726
Unpaid principal balance	—	93,110	—	—	182,853	—	95,763	371,726
Related allowance	—	61,491	—	—	64,430	—	53,882	179,803

With no related allowance recorded
Recorded investment	$—	$799,428	$79,265	$—	$—	$—	$30,374	$909,067
Unpaid principal balance	—	799,428	79,265	—	—	—	30,374	909,067
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$892,538	$79,265	$—	$182,853	$—	$126,137	$1,280,793
Unpaid principal balance	—	892,538	79,265	—	182,853	—	126,137	1,280,793
Related allowance	—	61,491	—	—	64,430	—	53,882	179,803

	Three Months Ended December 31, 2020
Average recorded balance	$—	$911,182	$19,816	$—	$180,387	$—	$130,024	$1,241,409
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	5,021	—	—	2,207	—	—	7,228
Total interest on impaired loans	$—	$5,021	$—	$—	$2,207	$—	$—	$7,228

	Six Months Ended December 31, 2020
Average recorded balance	$—	$934,319	$19,548	$—	$181,222	$—	$129,846	$1,264,935
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	8,409	—	—	13,659	—	—	22,068
Total interest on impaired loans	$—	$8,409	$—	$—	$13,659	$—	$—	$22,068

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$161,931	$—	$—	$189,249	$—	$103,673	$454,853
Unpaid principal balance	—	161,931	—	—	189,249	—	103,673	454,853
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

With no related allowance recorded
Recorded investment	$—	$803,803	$57,574	$—	$—	$—	$24,944	$886,321
Unpaid principal balance	—	803,803	57,574	—	—	—	24,944	886,321
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$1,341,174
Unpaid principal balance	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

Average recorded balance	$—	$1,020,175	$14,948	$—	$191,166	$—	$132,521	$1,358,810

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	16,071	298	—	4,382	—	712	21,463
Total interest on impaired loans	$—	$16,071	$298	$—	$4,382	$—	$712	$21,463

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

	December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$97,774	$—	$—	$191,014	$—	$108,728	$397,516
Unpaid principal balance	—	97,774	—	—	191,014	—	108,728	397,516
Related allowance	—	43,470	—	—	76,086	—	66,848	186,404

With no related allowance recorded
Recorded investment	$—	$715,327	$—	$—	$—	$—	$—	$715,327
Unpaid principal balance	—	715,327	—	—	—	—	—	715,327
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$813,101	$—	$—	$191,014	$—	$108,728	$1,112,843
Unpaid principal balance	—	813,101	—	—	191,014	—	108,728	1,112,843
Related allowance	—	43,470	—	—	76,086	—	66,848	186,404

	Three Months Ended December 31, 2019
Average recorded balance	$—	$875,987	$—	$—	$191,651	$—	$122,114	$1,189,752

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	4,012	—	—	1,079	—	—	5,091
Total interest on impaired loans	$—	$4,012	$—	$—	$1,079	$—	$—	$5,091

	Six Months Ended December 31, 2019
Average recorded balance	$—	$1,070,070	$2,829	$—	$192,294	$—	$123,339	$1,388,532

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	8,803	298	—	4,382	—	—	13,483
Total interest in impaired loans	$—	$8,803	$298	$—	$4,382	$—	$—	$13,483

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

The following is a summary of loans by risk rating:

	December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$3,460,986	$84,249,325	$22,513,372	$88,769,856	$5,133,579	$11,903,756	$7,703,126	$223,734,000
5	—	105,214	—	—	1,157,876	7,775,449	—	9,038,539
6	—	456,331	79,265	—	182,853	—	28,024	746,473
7	—	436,207	—	—	—	—	98,113	534,320
Total	$3,460,986	$85,247,077	$22,592,637	$88,769,856	$6,474,308	$19,679,205	$7,829,263	$234,053,332

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,598,382	$99,344,653	$21,156,106	$76,444,156	$6,543,934	$12,313,923	$8,792,042	$229,193,196
5	—	195,924	—	—	—	7,923,611	—	8,119,535
6	—	851,208	57,574	—	189,249	—	52,448	1,150,479
7	—	114,526	—	—	—	—	76,169	190,695
Total	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$238,653,905

The following is a summary of past due loans:

	December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$743,432	$—	$—	$—	$—	$40,792	$784,224
60‑89 days, accruing	—	41,797	—	—	—	—	—	41,797
90 days & over or nonaccrual	—	892,538	79,265	—	182,853	—	126,137	1,280,793
Total	$—	$1,677,767	$79,265	$—	$182,853	$—	$166,929	$2,106,814

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$69,174	$1,274,585	$—	$—	$—	$—	$63,765	$1,407,524
60‑89 days, accruing	—	114,338	—	—	—	—	—	114,338
90 days & over or nonaccrual	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Total	$69,174	$2,354,657	$57,574	$—	$189,249	$—	$192,382	$2,863,036

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs.There were two new TDRs during the six months ending December 31, 2020, totaling $104,000. There were also no TDRs that defaulted during the period that were modified within the previous six months as of December 31, 2020. One TDR was transferred out of TDR status during the six months ended December 30, 2020. There were two TDRs as of December 31, 2020 and one TDR as of June 30, 2020. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. One loan was transferred out of TDR status during the six months ended December 31, 2020.

The following is a summary of TDRs as of December 31, 2020:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance June 30, 2020	$—	$195,924	$—	$—	$—	$	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(3,791)	—	—	—	—	—	(3,791)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	104,375	—	—	—	—	—	104,375
Transfers out of TDR status	—	(191,294)	—	—	—		—	(191,294)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$105,214	$—	$—	$—	$—	$—	$105,214

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$195,924	$—	$—	$—	$	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(3,791)	—	—	—	—	—	(3,791)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	104,375	—	—	—	—	—	104,375
Transfers out of TDR status	—	(191,294)	—	—	—		—	(191,294)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$105,214	$—	$—	$—	$—	$—	$105,214

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and six months ended December 31, 2020 and 2019 and the year ended June 30, 2020:

	Three Months Ended December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 9/30/20	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	7	—	7
Provision	389	(16,619)	11,525	48,824	11,266	11,745	(3,096)	(14,034)	50,000
Balance at 12/31/20	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491

	Six Months Ended December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	—	—	—	—	—	(325)	—	(325)
Recoveries	—	—	—	—	—	—	389	—	389
Provision	(2,547)	(37,662)	10,132	112,800	(9,261)	27,977	(10,524)	(40,915)	50,000
Balance at 12/31/20	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491

Allowance
Ending balance individually evaluated for impairment	$—	$61,491	$—	$—	$64,430	$—	$53,882	$—	$179,803
Ending balance collectively evaluated for impairment	11,248	257,281	87,352	399,465	22,020	340,647	32,970	72,705	1,223,688
Ending balance	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491
Loans
Ending balance individually evaluated for impairment	$—	$892,538	$79,265	$—	$182,853	$—	$126,137	$—	$1,280,793
Ending balance collectively evaluated for impairment	3,460,986	84,354,539	22,513,372	88,769,856	6,291,455	19,679,205	7,703,126	—	232,772,539
Total loans	$3,460,986	$85,247,077	$22,592,637	$88,769,856	$6,474,308	$19,679,205	$7,829,263	$—	$234,053,332
Less allowance	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491
Total loans, net	$3,449,738	$84,928,305	$22,505,285	$88,370,391	$6,387,858	$19,338,558	$7,742,411	$(72,705)	$232,649,841

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

	Three Months Ended December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 9/30/19	$5,670	$56,804	$26,027	$111,112	$91,077	$773,186	$72,508	$150,290	$1,286,674
Charge-offs	—	(18,846)	—	—	—	—	(32,012)	—	(50,858)
Recoveries	—	4,820	—	—	—	—	21,836	—	26,656
Provision	5,193	57,197	(3,859)	5,788	(10,987)	36,536	23,682	(113,550)	—
Balance at 12/31/19	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472

	Six Months Ended December 31, 2019
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	(18,846)	—	—	—	—	(39,838)	—	(58,684)
Recoveries	—	5,155	—	—	—	—	22,036	—	27,191
Provision	6,544	46,073	(4,462)	7,030	18,897	71,356	33,758	(179,196)	—
Balance at 12/31/19	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472

Allowance
Ending balance individually evaluated for impairment	$—	$43,470	$—	$—	$76,086	$—	$66,848	$—	$186,404
Ending balance collectively evaluated for impairment	10,863	56,505	22,168	116,900	4,004	809,722	19,166	36,740	1,076,068
Ending balance	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472
Loans

Ending balance individually evaluated for impairment	$—	$813,101	$—	$—	$191,014	$—	$108,728	$—	$1,112,843
Ending balance collectively evaluated for impairment	7,242,065	110,793,849	20,152,740	77,933,467	8,007,747	19,265,342	9,214,372	—	252,609,582
Total loans	$7,242,065	$111,606,950	$20,152,740	$77,933,467	$8,198,761	$19,265,342	$9,323,100	$—	$253,722,425
Less allowance	$10,863	$99,975	$22,168	$116,900	$80,090	$809,722	$86,014	$36,740	$1,262,472
Total loans, net	$7,231,202	$111,506,975	$20,130,572	$77,816,567	$8,118,671	$18,455,620	$9,237,086	$(36,740)	$252,459,953

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $7,585,313 and $2,696,078 at December 31, 2020 and June 30, 2020, respectively. The Bank did not maintain any custodial balances at December 31, 2020 and June 30, 2020, respectively, in connection with the foregoing loan servicing.

NOTE 9 – Borrowings

Borrowings consist of the following:

	December 31, 2020	June 30, 2020
FHLB fixed rate advance (0.61%, matured 9/11/20)	$—	$5,000,000
FHLB fixed rate advance (0.00%, matures 5/3/21)	4,000,000	4,000,000

	$4,000,000	$9,000,000

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to a maximum $118,717,298 at December 31, 2020. The FHLB provides both fixed and floating rate advances. Within the master contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were no outstanding advances on the open line of credit as of December 31, 2020 and June 30, 2020.

Additionally, the Bank had $4,000,000 and $9,000,000 outstanding in term advances at December 31, 2020 and June 30, 2020, respectively. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000. There were no amounts outstanding as of December 31, 2020 or June 30, 2020.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three and six months ended December 31, 2020 and 2019. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270. The primary difference between the statutory tax rate and the effective rate for the period ending December 31, 2020 would be the anticipated change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

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

The Bank recognized pension expense of $26,250 and $52,500 for the three and six months ended December 31, 2020, respectively, and pension income of $21,174 and $42,348 for the three and six months ended December 31, 2019, respectively.

The Bank had a valuation of the Plan completed at fiscal year ending June 30, 2020, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of $408,547. The change in pension obligation reported in the condensed consolidated balance sheet, condensed consolidated statements of comprehensive income (loss), and in the condensed consolidated statements of changes in stockholders’ equity as of December 31, 2020 reflect this estimation.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	December 31, 2020	June 30, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$19,975,193	$15,853,034
Sold loan commitments	83,255,414	105,961,238
Credit card commitments	539,803	567,763

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

As of December 31, 2020 and June 30, 2020, the Company does not engage in the use of interest rate swaps, futures or option contracts.

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e. leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2020 (Unaudited) and June 30, 2020 and for The Three and Six Months Ended

December 31, 2020 and 2019 (Unaudited)

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

As of December 31, 2020 and June 30, 2020, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020 (unaudited)
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$31,404,154	10.48%	*	*	$23,969,441	8.00%

As of June 30, 2020
Total capital (to risk weighted assets)	$28,928,180	15.02%	$15,408,708	8.00%	$19,260,885	10.00%
Tier 1 capital (to risk weighted assets)	27,574,753	14.32	11,556,531	6.00	15,408,708	8.00
Common Equity Tier 1 (to risk weighted assets)	27,574,753	14.32	8,667,398	4.50	12,519,575	6.50
Tier 1 capital (to average assets)	27,574,753	9.30	11,857,514	4.00	14,821,893	5.00
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	27,574,753	9.30	*	*	23,715,029	8.00

*	Under the CBLR Framework, capital adequacy amounts and ratios are not applicable as qualifying depositary institutions are evaluated solely on whether or not they are well capitalized.

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At December 31, 2020 and June 30, 2020, the Bank’s net worth was $26,305,524 with general loan loss reserve of $1,223,688 and $22,472,487 with general loan loss reserve of $1,147,504, totaling 9.1% and 7.7% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at December 31, 2020 and June 30, 2020 and for the three and six months ended December 31, 2020 and 2019 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2020 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of December 31, 2020 and for the three and six months ended December 31, 2020 and 2019 is derived from unaudited financial statements of TEB Bancorp, Inc. for December 31, 2020 and The Equitable Bank for December 31, 2019 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2020 and for the three and six months ended December 31, 2020 and 2019. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2021.

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

Commercial Loan Type	December 31, 2020	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,579,931	0.68%
Retail	2,133,363	0.91%
Hospitality and tourism	—	—%
	$3,713,294	1.59%

The Company’s allowance for loan losses increased $141,000 to $1.4 million at December 31, 2020 compared to $1.3 million at December 31, 2019. At December 31, 2020 and December 31, 2019, the allowance for loan losses represented 0.60% and 0.50% of total loans, respectively. During 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and higher unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at December 31, 2020, the Company considered the health and composition of its loan portfolio going into the COVID-19 pandemic. At December 31, 2020, approximately 98.8% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

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

In October 2020, the SBA approved an extension of the deferment period without modifications on the PPP loans originated. The Company agreed to extend the deferment period for six months from the first payment date.

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

As of December 31, 2020, the Company originated 17 PPP loans totaling $1.1 million and generated approximately $44,000 from the processing fees. All PPP loan originations occurred before the end of the December 31, 2020 reporting period. As of December 31, 2020, 14 PPP loans totaling $741,000 have been forgiven.

To work with customers impacted by COVID-19, the Company is offering short-term loan modificatiosn (i.e., three months or less with the potential to extend up to six months, if necessary) on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. The Company additionally offers, to borrowers that qualify, loan deferrals under Section 4013 of the CARES Act. Loans less than 30 days past due as of December 31, 2019 are considered current for COVID-19 modifications and therefore qualify for a loan deferral. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2021 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2020 (the “CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Amoung the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

As of December 31, 2020, the Company had received requests to modify 93 loans aggregating $28.0 million, which excludes any loans that had been paid off subsequent to modification. Of these modifications, $27.7 million, or 98.9%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of December 31, 2020, 84 of these modifications totaling $26.2 million have resumed monthly loan payments and nine modifications totaling $1.8 million remain in a deferred status. Three loans totaling $297,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR, however one of the loans was transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Total Assets. Total assets decreased $4.1 million, or 1.3%, to $301.4 million at December 31, 2020 from $305.5 million at June 30, 2020. The decrease in assets was primarily due to a decrease of $4.7 million in net loans held for investment and a $3.1 million decrease in loans held for sale, offset by an increase in cash and cash equivalents of $5.2 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.2 million, or 40.0%, to $18.4 million at December 31, 2020 from $13.1 million at June 30, 2020. This increase in cash and cash equivalents is as a result of loan payoffs as discussed below.

Interest Bearing Deposits. Interest bearing deposits decreased $2.0 million, or 74.8%, to $682,000 at December 31, 2020 from $2.7 million at June 30, 2020. We have invested excess cash into securities to improve our yield on our assets.

Available-for-Sale Securities. Available-for-sale securities increased $2.5 million, or 12.2%, to $22.8 million at December 31, 2020 from $20.3 million at June 30, 2020, due to the purchase of securities totaling $3.8 million, offset by maturities and calls of $1.5 million.

Net Loans Held for Investment. Net loans held for investment decreased $4.7 million, or 2.0%, to $232.6 million at December 31, 2020 from $237.3 million at June 30, 2020, primarily reflecting a decrease in one- to four-family owner occupied residential real estate loans of $15.3 million, or 15.2%, from $100.5 million at June 30, 2020 to $85.2 million at December 31, 2020. The decrease in one- to four-family owner occupied residential real estate loans resulted from loan payoffs and loan refinances during the six months ended December 31, 2020. This decrease was partially offset by an increase in multifamily loans of $12.3 million, or 16.1%, to $88.8 million at December 31, 2020 from $76.4 million at June 30, 2020. We currently sell the majority of the single family loans we originate.

Loans Held for Sale. Loans held for sale decreased $3.1 million, or 16.8%, to $15.5 million at December 31, 2020 from $18.7 million at June 30, 2020, due to the typical seasonal decrease in loan origination volume.

Other Real Estate Owned. Other real estate owned decreased $1.9 million, or 83.1% to $386,000 at December 31, 2020 from $2.3 million at June 30, 2020, due to the sale of one property totaling $1.9 million at a loss of $12,000.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock decreased $314,000, or 23.4%, to $1.0 million at December 31, 2020, from $1.3 million at June 30, 2020, as a result of the decrease in borrowed funds as described above. As the balance of borrowed funds decreased, the amount of stock required also decreased.

Deposits. Total deposits decreased $245,000, or 0.1%, to $255.8 million at December 31, 2020 from $256.1 million at June 30, 2020. The decrease was due to a decrease in certificates of deposit of $10.1 million, or 11.6%, to $76.9 million at December 31, 2020 from $87.0 million at June 30, 2020. The decrease in certificates of deposits was offset partially by an increase in demand accounts of $5.5 million, or 5.9%, from $93.6 million at June 30, 2020 to $99.2 million at December 31, 2020 and an increase in savings and NOW accounts of $4.3 million, or 5.8%, from $75.4 million at June 30, 2020 to $79.7 million at December 31, 2020.

Borrowed Funds. Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $5.0 million, or 55.6%, to $4.0 million at December 31, 2020 from $9.0 million at June 30, 2020. Loan payments and payoffs and increases in deposits have reduced our need for borrowings to fund our operations.

Stockholders’ Equity. Total stockholders’ equity increased $3.7 million or 15.7%, to $27.2 million at December 31, 2020 from $23.5 million at June 30, 2020. The increase was due primarily to net income of $3.7 million during the six months ended December 31, 2020.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

General. Net income was $2.0 million for the three months ended December 31, 2020, compared to $362,000 for the three months ended December 31, 2019. The change was primarily due to a $2.7 million increase in gain on sales of mortgage loans, offset by a $608,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $269,000, or 8.9%, to $2.7 million for the three months ended December 31, 2020 compared to $3.0 million for the three months ended December 31, 2019. Interest income on loans, which is our primary source of interest income, decreased $237,000, or 8.4%, to $2.6 million for the three months ended December 31, 2020 compared to $2.8 million for the three months ended December 31, 2019. Our annualized average yield on loans decreased nine basis points to 4.44% for the three months ended December 31, 2020 from 4.53% for the three months ended December 31, 2019, primarily due to the decrease in interest rates. The average balance of loans decreased $16.6 million, or 6.6%, to $234.1 million for the three months ended December 31, 2020 from $250.8 million for the three months ended December 31, 2019.

Interest Expense. Interest expense decreased $244,000, or 43.3%, to $319,000 for the three months ended December 31, 2020 compared to $563,000 for the three months ended December 31, 2019, due primarily to decreases in market interest rates.

Interest expense on deposits decreased $155,000, or 32.7%, to $319,000 for the three months ended December 31, 2020 from $474,000 for the three months ended December 31, 2019. Specifically, interest expense on certificates of deposit decreased $157,000, or 34.9%, to $293,000 for the three months ended December 31, 2020 from $450,000 for the three months ended December 31, 2019. The decrease resulted from a 41 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.47% for the three months ended December 31, 2020 from 1.88% for the three months ended December 31, 2019, reflecting a decrease in market rates. Additionally, there was a $16.1 million decrease in the average balance of certificates of deposits to $79.5 million at December 31, 2020 from $95.6 million for the three months ended December 31, 2019.

Interest expense on FHLB borrowings decreased $89,000 to $700 for the three months ended December 31, 2020 from $89,000 for the three months ended December 31, 2019. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $13.9 million, or 72.8%, to $5.2 million for the three months ended December 31, 2020 from $19.1 million for the three months ended December 31, 2019, and the annualized average rate we paid on borrowings decreased 183 basis points to 0.05% for the three months ended December 31, 2020 from 1.88% for the three months ended December 31, 2019. As described above, loan payments and payoffs and increases in deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income remained relatively stable, decreasing $25,000, or 1.0%, for the three months ended December 31, 2020 from the three months ended December 31, 2019. In addition, our net interest rate spread increased by 16 basis points to 3.58% for the three months ended December 31, 2020 from 3.42% for the three months ended December 31, 2019, and our net interest margin increased by 13 basis points to 3.67% for the three months ended December 31, 2020 from 3.54% for the three months ended December 31, 2019, due to the decreases in market interest rates.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimated at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $50,000 provision for loan losses for the three months ended December 31, 2020, and did not record a provision for the three months ended December 31, 2019. Our allowance for loan losses was $1.4 million at December 31, 2020 and June 30, 2020. The allowance for loan losses to total loans was 0.60% at December 31, 2020 and 0.57% at June 30, 2020, while the allowance for loan losses to non-performing loans was 109.58% at December 31, 2020 and 100.91% at June 30, 2020. The increase in the allowance for loan losses as a percentage of non-performing loans is due to a $58,000 loan classified as a non-accrual at June 30, 2020 becoming current as of December 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $2.6 million, or 197.0%, to $3.9 million for the three months ended December 31, 2020 compared to $1.3 million for the three months ended December 31, 2019. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $2.7 million, or 286.3%, to $3.6 million for the three months ended December 31, 2020 compared to $937,000 for the three months ended December 31, 2019. The increase in the gain on sale of motgage loans was due primarily to the increase in the originations for sale of $147.4 million of mortgage loans during the 2020 period compared to $63.9 million of such originations during the 2019 period.

Non-interest Expenses. Non-interest expenses increased $894,000, or 26.3%, to $4.3 million for the three months ended December 31, 2020 from $3.4 million for the three months ended December 31, 2019. Compensation and benefits expense increased $608,000, or 29.8%, to $2.6 million for the three months ended December 31, 2020 from $2.0 million for the three months ended December 31, 2019, as as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. Cost of operations of other real estate owned increased $148,000, or 1,254.3%, to $160,000 for the three months ended December 31, 2020 compared to $12,000 as of December 31, 2019 due to write-downs of property values. Other expenses increased $155,000 or 57.7% to $423,000 for the three months ended December 31, 2020 compared to $269,000 as of December 31, 2019 due to increased sold loan volume and the associated loan origination costs that are recognized over the life of the loan.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended December 31, 2020 and for the three months ended December 31, 2019 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended December 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$234,133,228	$2,599,766	4.44%	$250,759,871	$2,837,250	4.53%
Securities	21,079,141	141,555	2.69%	21,804,777	152,457	2.80%
Federal Home Loan Bank of Chicago stock	1,054,857	7,800	2.96%	1,115,516	15,124	5.42%
Other	8,964,115	412	0.02%	3,805,111	13,881	1.46%
Total interest-earning assets	265,231,341	2,749,533	4.15%	277,485,275	3,018,712	4.35%
Non-interest-earning assets	40,640,934			26,152,436
Total assets	$305,872,275			$303,637,711

Interest-bearing liabilities:
Demand deposits	$61,181,871	$8,944	0.06%	$49,897,476	$7,554	0.06%
Savings and NOW deposits	80,693,210	16,659	0.08%	76,457,585	16,166	0.08%
Certificates of deposit	79,510,456	293,050	1.47%	95,616,025	449,996	1.88%
Total interest-bearing deposits	221,385,537	318,653	0.58%	221,971,086	473,716	0.85%
Borrowings	5,178,494	664	0.05%	19,056,846	89,376	1.88%
Total interest-bearing liabilities	226,564,031	319,317	0.56%	241,027,932	563,092	0.93%
Non-interest-bearing liabilities	53,099,102			37,239,268
Total liabilities	279,663,133			278,267,200
Total equity	26,209,142			25,370,511
Total liabilities and equity	$305,872,275			$303,637,711
Net interest income		$2,430,216			$2,455,620
Net interest rate spread (2)			3.58%			3.42%
Net interest-earning assets (3)	$38,667,310			$36,457,343
Net interest margin (4)			3.67%			3.54%
Average interest-earning assets to interest-bearing liabilities	117.07%			115.13%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2020 and 2019

General. Net income was $3.7 million for the six months ended December 31, 2020, compared to $930,000 for the six months ended December 31, 2019. The change was primarily due to a $4.4 million increase in gain on sales of mortgage loans, partially offset by a $896,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $632,000, or 10.3%, and was $5.5 million for the six months ended December 31, 2020 and $6.1 million for the six months ended December 31, 2019. Interest income on loans, which is our primary source of interest income, decreased $562,000, or 9.8%, to $5.2 million for the six months ended December 31, 2020 compared to $5.8 million for the six months ended December 31, 2019. Our annualized average yield on loans decreased nine basis point to 4.46% for the six months ended December 31, 2020 from 4.55% for the six months ended December 31, 2019, primarily due to the decrease in interest rates. The average balance of loans decreased $20.1 million, or 7.9%, to $233.4 million for the six months ended December 31, 2020 from $253.5 million for the six months ended December 31, 2019.

Interest Expense. Interest expense decreased $539,000, or 43.9%, to $688,000 for the six months ended December 31, 2020 from $1.2 million for the six months ended December 31, 2019.

Interest expense on deposits decreased $253,000, or 27.1%, to $681,000 for the six months ended December 31, 2020 from $934,000 for the six months ended December 31, 2019. Specifically, interest expense on certificates of deposit decreased $256,000, or 28.9%, to $631,000 for the six months ended December 31, 2020 from $887,000 for the six months ended December 31, 2019. The decrease resulted from a 35 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.53% for the six months ended December 31, 2020 from 1.88% for the six months ended December 31, 2019, reflecting recent decreases in market rates. The decrease was also due to a decrease in the average balance of certificates of deposit, which decreased $12.0 million, or 12.7%, to $82.4 million for the six months ended December 31, 2020 from $94.4 million for the six months ended December 31, 2019.

Interest expense on FHLB borrowings decreased $286,000 to $7,000 for the six months ended December 31, 2020 from $293,000 for the six months ended December 31, 2019. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $20.3 million, or 75.5%, to $6.6 million for the six months ended December 31, 2020 from $26.8 million for the six months ended December 31, 2019, and the annualized average rate we paid on borrowings decreased 198 basis points to 0.21% for the six months ended December 31, 2020 from 2.19% for the six months ended December 31, 2019. As described above, loan payments and payoffs and increases in deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income decreased $93,000, or 1.9%, to $4.8 million for the six months ended December 31, 2020 from $4.9 million for the six months ended December 31, 2019, primarily as a result of our interest income decreasing faster than our interest expense, as discussed above. In addition, our net interest rate spread increased by 18 basis points to 3.55% for the six months ended December 31, 2020 from 3.37% for the six months ended December 31, 2019, and our net interest margin increased by 14 basis points to 3.64% for the six months ended December 31, 2020 from 3.50% for the six months ended December 31, 2019, due to changes in market interest rates.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimated at the date of the financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, changes in the nature, volume and terms of loans, the fair value of underlying collateral, changes in lending personnel, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See “Summary of Significant Accounting Policies” for additional information.

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $50,000 provision for loan losses for the six months ended December 31, 2020, and did not record a provision for the six months ended December 31, 2019. Our allowance for loan losses was $1.4 million at December 31, 2020 and June 30, 2020. The allowance for loan losses to total loans was 0.60% at December 31, 2020 and 0.57% at June 30, 2020, while the allowance for loan losses to non-performing loans was 109.58% at December 31, 2020 and 100.91% at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2020. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $4.3 million, or 152.8%, to $7.1 million for the six months ended December 31, 2020 compared to $2.8 million for the six months ended December 31, 2019. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $4.4 million, or 202.7%, to $6.6 million for the six months ended December 31, 2020 compared to $2.2 million for the six months ended December 31, 2019. The increase in the gain on sale od mortgage loans was due primarily to the increase in the originations for sale of $289.9 million of mortgage loans during the six months ended December 31, 2020 compared to $151.0 million of such originations during the six months ended December 31, 2019.

Non-interest Expenses. Non-interest expenses increased $1.4 million, or 20.1%, to $8.2 million for the six months ended December 31, 2020 from $6.8 million for the six months ended December 31, 2019. Compensation and benefits expense increased $896,000, or 21.4%, to $5.1 million for the six months ended December 31, 2020 from $4.2 million for the six months ended December 31, 2019, as as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. Cost of operations of other real estate owned increased $154,000, or 665.0%, to $177,000 for the six months ended December 31, 2020 compared to $23,000 as of December 31, 2019 due to write-downs of property values. Other expenses increased $314,000 or 62.1% to $820,000 for the six months ended December 31, 2020 compared to $506,000 as of December 31, 2019 due to increased sold loan volume and the associated loan origination costs that are recognized over the life of the loan.

Income Tax Expense. We recognized no income tax expense or benefits for the six months ended December 31, 2020 and for the six months ended December 31, 2019 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Six Months Ended December 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$233,384,443	$5,199,363	4.46%	$253,519,689	$5,761,686	4.55%
Securities	20,690,387	281,941	2.73%	21,324,670	299,777	2.81%
Federal Home Loan Bank stock	1,200,179	19,404	3.23%	1,372,469	31,303	4.56%
Other	9,258,760	971	0.02%	4,527,447	41,118	1.82%
Total interest-earning assets	264,533,769	5,501,679	4.16%	280,744,275	6,133,884	4.37%
Non-interest-earning assets	38,045,622			26,150,138
Total assets	$302,579,391			$306,894,413

Interest-bearing liabilities:
Demand deposits	$58,574,106	$17,259	0.06%	$48,951,864	$14,289	0.06%
Savings and NOW deposits	79,577,028	32,904	0.08%	75,708,873	32,303	0.09%
Certificates of deposit	82,394,103	630,989	1.53%	94,358,720	887,360	1.88%
Total interest-bearing deposits	220,545,237	681,152	0.62%	219,019,457	933,952	0.85%
Borrowings	6,567,025	6,806	0.21%	26,834,247	293,355	2.19%
Total interest-bearing liabilities	227,112,262	687,958	0.61%	245,853,704	1,227,307	1.00%
Non-interest-bearing liabilities	50,402,217			35,964,495
Total liabilities	277,514,479			281,818,199
Total equity	25,064,912			25,076,214
Total liabilities and equity	$302,579,391			$306,894,413
Net interest income		$4,813,721			$4,906,577
Net interest rate spread (2)			3.55%			3.37%
Net interest-earning assets (3)	$37,421,507			$34,890,571
Net interest margin (4)			3.64%			3.50%
Average interest-earning assets to interest-bearing liabilities	116.48%			114.19%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At December 31, 2020, we had a $118.7 million line of credit with the Federal Home Loan Bank of Chicago, and had $4.0 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.4 million for the six months ended December 31, 2020 and $2.7 million for the six months ended December 31, 2019. Net cash provided by investing activities, which consists primarily disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $6.0 million and $10.9 million for the six months ended December 31, 2020 and the six months ended December 31, 2019, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $7.2 million and $12.5 million for the six months ended December 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience, we anticipate that a substantial portion of maturing time deposits will be retained, though we also noted an increase in non-maturity deposits, assisting in liquitidy management. In the event that maturing time deposits run off at maturity, we can also supplement our funding with borrowings.

At December 31, 2020, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

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

Exhibit 101

The following financial statements from the TEB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP, INC.

Date:	February 12, 2021	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Executive Officer

Date:	February 12, 2021	By:	/s/ Lauren Poppen
Lauren Poppen, Chief Financial Officer