Form 10-Q
period 2021-03-31
TEB Bancorp, Inc.
filed 2021-05-12
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

YES ◻     NO ⌧

As of May 12, 2021, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2021 (Unaudited) and June 30, 2020

	March 31, 2021	June 30, 2020
ASSETS
Cash and due from banks	$1,949,811	$2,763,126
Federal funds sold	25,771,567	10,342,915
Cash and cash equivalents	27,721,378	13,106,041

Interest bearing deposits in banks	511,806	2,713,164
Available for sale securities - stated at fair value	22,564,568	20,297,595
Loans, less allowance for loan losses of $1,391,841 and $1,353,427 at March 31, 2021 and June 30, 2020, respectively	226,316,225	237,300,478
Loans held for sale	14,037,337	18,690,027
Other real estate owned, net	417,774	2,288,255
Premises and equipment, net	8,019,634	7,960,041
Federal Home Loan Bank stock	1,031,200	1,345,500
Accrued interest receivable and other assets	2,027,827	1,773,486
TOTAL ASSETS	$302,647,749	$305,474,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$97,876,447	$93,627,648
Savings and NOW	84,955,507	75,397,948
Certificates of deposit	74,310,860	87,045,935
Total Deposits	257,142,814	256,071,531
Federal Home Loan Bank borrowings	4,000,000	9,000,000
Advance payments by borrowers for property taxes and insurance	2,239,782	2,882,067
Accrued interest payable and other liabilities	10,839,463	14,008,786
Total Liabilities	274,222,059	281,962,384

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of March 31, 2021 and June 30, 2020, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of March 31, 2021 and June 30, 2020)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	22,557,598	17,002,468
Accumulated other comprehensive loss	(5,477,479)	(4,835,836)
Total Stockholders’ Equity	28,425,690	23,512,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$302,647,749	$305,474,587

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2021 and 2020 (Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,405,136	$2,731,711	$7,604,499	$8,493,397
Interest and dividends on investment securities	152,239	168,055	453,584	499,135
Interest on federal funds sold	528	6,494	935	40,110
Interest on deposits in banks	101	542	665	8,044
Total Interest and Dividend Income	2,558,004	2,906,802	8,059,683	9,040,686

INTEREST EXPENSE
Interest on deposits	298,478	472,799	979,630	1,406,752
Interest on Federal Home Loan Bank borrowings	—	74,211	6,806	367,509
Interest on federal funds purchased	14	86	14	143
Total Interest Expense	298,492	547,096	986,450	1,774,404

Net interest income before provision for loan losses	2,259,512	2,359,706	7,073,233	7,266,282
Provision for loan losses	50,000	85,000	100,000	85,000
Net interest income after provision for loan losses	2,209,512	2,274,706	6,973,233	7,181,282

NON-INTEREST INCOME
Service fees on deposits	94,052	100,580	305,137	340,128
Service fees on loans	34,929	67,750	123,466	172,083
Gain on sales of mortgage loans	3,510,375	837,130	10,132,880	3,024,852
Income on sale of uninsured products	119,347	92,140	335,981	262,652
(Loss) gain on sale of other real estate owned	—	3,163	(11,573)	112,871
Other income	3,187	3,663	17,028	16,261
Total Non-Interest Income	3,761,890	1,104,426	10,902,919	3,928,847

NON-INTEREST EXPENSES
Compensation and benefits	2,594,695	2,050,377	7,682,075	6,241,503
Occupancy	530,631	500,856	1,591,926	1,483,774
Advertising	41,045	49,176	118,635	183,374
Data processing services	253,916	263,335	814,232	835,149
FDIC assessment	9,419	47,744	76,229	71,570
Cost of operations for other real estate owned	5,525	22,302	182,200	45,398
Insurance expense	29,838	39,273	89,023	120,428
Professional fees	188,751	82,964	448,234	370,450
Other expenses	498,837	254,121	1,318,468	759,720
Total Non-Interest Expenses	4,152,657	3,310,148	12,321,022	10,111,366

Income before income taxes	1,818,745	68,984	5,555,130	998,763
Income tax expense	—	—	—	—
NET INCOME	$1,818,745	$68,984	$5,555,130	$998,763

Basic income per share	$0.69	$0.03	$2.12	0.38
Diluted income per share	$0.69	$0.03	$2.12	0.38

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended March 31, 2021 and 2020 (Unaudited)

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020
Net income	$1,818,745	$68,984	$5,555,130	$998,763
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding (losses) gains arising during period	(489,070)	235,753	(335,238)	266,525
Tax effect		—		—
Change in pension obligation	(102,135)	(53,937)	(306,405)	(161,811)
Tax effect	—	—	—	—
Other comprehensive (loss) income, net of tax	(591,205)	181,816	(641,643)	104,714
COMPREHENSIVE INCOME	$1,227,540	$250,800	$4,913,487	$1,103,477

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended March 31, 2021 and 2020 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

June 30, 2019 (audited)	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575
Net income	—	—	—	567,896	—	567,896
Other comprehensive income, net of tax	—	—	—	—	117,910	117,910
September 30, 2019	2,624,343	26,243	11,319,328	16,478,265	(2,730,455)	25,093,381
Net income	—	—	—	361,883	—	361,883
Other comprehensive loss, net of tax	—	—	—	—	(195,012)	(195,012)
December 31, 2019	2,624,343	26,243	11,319,328	16,840,148	(2,925,467)	25,260,252
Net income	—	—	—	68,984	—	68,984
Other comprehensive income, net of tax	—	—	—	—	181,816	181,816
March 31, 2020	2,624,343	$26,243	$11,319,328	$16,909,132	$(2,743,651)	$25,511,052

June 30, 2020 (audited)	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203
Net income	—	—	—	1,778,848	—	1,778,848
Other comprehensive income, net of tax	—	—	—	—	34,007	34,007
September 30, 2020	2,624,343	26,243	11,319,328	18,781,316	(4,801,829)	25,325,058
Net income	—	—	—	1,957,537	—	1,957,537
Other comprehensive loss, net of tax	—	—	—	—	(84,445)	(84,445)
December 31, 2020	2,624,343	26,243	11,319,328	20,738,853	(4,886,274)	27,198,150
Net income	—	—	—	1,818,745	—	1,818,745
Other comprehensive loss, net of tax	—	—	—	—	(591,205)	(591,205)
March 31, 2021	2,624,343	$26,243	$11,319,328	$22,557,598	$(5,477,479)	$28,425,690

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2021 and 2020 (Unaudited)

	For the nine months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,555,130	$998,763
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Provision for loan losses	100,000	85,000
Depreciation	416,594	417,179
Amortization and accretion	13,488	48,811
Origination of mortgage loans held for sale	(416,520,751)	(206,421,764)
Proceeds from sales of mortgage loans held for sale	431,306,320	206,338,585
Gain on sale of mortgage loans held for sale	(10,132,880)	(3,024,852)
Loss (gain) on sale of other real estate owned, net	11,573	(112,871)
(Gain) loss on sale or disposal of assets, net	(7,510)	1,650
Changes in assets and liabilities:
Accrued interest receivable and other assets	(254,341)	(478,116)
Accrued interest payable and other liabilities	(3,475,727)	141,568
Net cash flows provided by (used in) operating activities	7,011,896	(2,006,047)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	2,199,302	1,055,442
Purchase of securities available for sale	(4,815,000)	(2,674,432)
Change in loans	10,852,634	14,341,560
Change from redemption of FHLB stock	314,300	823,500
Change in interest bearing deposits in banks	2,201,358	3,216,864
Proceeds from sale of other real estate owned	1,737,762	1,128,832
Charge-offs and (capital expenditures) on other real estate owned	152,765	(36,852)
Proceeds from sale of premises and equipment	26,400	8,000
Purchase of premises and equipment, net	(495,078)	(264,583)
Net cash flows provided by investing activities	12,174,443	17,598,331
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,071,283	5,241,580
FHLB advance proceeds	45,500,000	1,049,550,000
FHLB advance repayments	(50,500,000)	(1,069,250,000)
Change in advance payments by borrowers for property taxes and insurance	(642,285)	(1,680,741)
Net cash flows used in financing activities	(4,571,002)	(16,139,161)
Net Change in Cash and Cash Equivalents	14,615,337	(546,877)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	13,106,041	5,630,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$27,721,378	$5,083,893

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$920,440	$1,361,970
Loans transferred to other real estate owned	31,619	200,856

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

On April 30, 2019, The Equitable Bank, S.S.B. (the “Bank”) converted to a stock savings bank in the mutual holding company structure. The Bank issued all of its outstanding stock to a new holding company, TEB Bancorp, Inc. (the “Company”), which sold 1,309,547 shares of common stock to the public at 10.00 per share, representing 49.9% of its outstanding shares of common stock for gross proceeds of approximately $13.1 million. The net proceeds received were approximately $11.4 million after offering costs. TEB Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland. The Bank utilized $100,000 of proceeds received from the offering as initial capitalization of TEB MHC. TEB MHC has been organized as a mutual holding company under the laws of the State of Wisconsin and owns 1,314,796 shares, or 50.1% of the outstanding common stock of TEB Bancorp, Inc.

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

At March 31, 2021, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TEB Bancorp, Inc. and its wholly-owned subsidiaries were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company as of and for the year ended June 30, 2020.

The interim condensed consolidated financial statements of the Company as of March 31, 2021, and for the three and nine months ended March 31, 2021 and 2020 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three and nine months ended March 31, 2021, are not necessarily indicative of the results to be achieved for the year ending June 30, 2021 or any other period.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending March 31, 2021 and 2020 and June 30, 2020 and 2019 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp., and Equity Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

The Company recognizes the tax effects from an uncertain tax position in the condensed consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized, upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued or released related to uncertain tax positions in current income tax expense or benefit.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the condensed consolidated financial statements when they are funded or related fees are incurred or received.

Significant Events

In December 2019, a coronavirus (COVID-19) was reported in China and in March 2020 was declared a national emergency in the United States. The COVID-19 pandemic caused significant economic dislocation as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to reopen. In order to protect the health of employees and customers, the Company had temporarily limited lobby hours and transitioned as many employees to remote work as possible. As a COVID-19 vaccine has become more available, the Company has begun to transition to a

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

return to in-person work for some employees. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

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

As of March 31, 2021, the Company originated 25 PPP loans totaling $1.8 million and generated income of approximately $66,000 from the processing fees. All PPP loan originations occurred before the end of the March 31, 2021 reporting period. As of March 31, 2021, 17 PPP loans totaling $1.1 million had been forgiven.

To work with customers impacted by COVID-19, the Company is offering short-term loan modifications (i.e., three months or less with the potential to extend up to six months, if necessary) on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. The Company additionally offers, to borrowers that qualify, loan deferrals under Section 4013 of the CARES Act. Loans less than 30 days past due as of March 31, 2020 are considered current for COVID-19 modifications and therefore qualify for a loan deferral. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2021 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. On December 27, 2020, the President of the United States signed into law the Consolidated Appropriations Act, 2020 (the “CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Amoung the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

As of March 31, 2021, the Company had received requests to modify 95 loans aggregating $28.1 million, which excludes any loans that had been paid off subsequent to modification. Of these modifications, $27.8 million, or 99.0%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of March 31, 2021, 84 of these modifications totaling $22.7 million have resumed monthly loan payments and 11 modifications totaling $5.5 million remain in a deferred status. Three loans totaling $294,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, one of the loans was transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary. Details with respect to loan modification requests are as follows:

	As of March 31, 2021
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	2	$114,316	—	$—
1-4 family owner occupied	50	7,165,941	4	300,108
1-4 family non-owner occupied	15	2,012,416	2	463,163
Multifamily	10	7,471,748	3	3,270,564
Commercial owner occupied	1	25,705	2	1,419,056
Commercial non-owner occupied	3	5,826,189	—	—
Consumer and installment loans	3	42,653	—	—
Total loan modification requests	84	$22,658,967	11	$5,452,891

The Company’s allowance for loan losses was $1.4 million at March 31, 2021 and June 30, 2020. At March 31, 2021 and June 30, 2020, the allowance for loan losses represented 0.61% and 0.57% of total loans, respectively. During 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and the higher unemployment rate from the COVID-19 pandemic. In determining its allowance for loan loss level at March 31, 2021, the Company considered the health and composition of its loan portfolio during the COVID-19 pandemic. At March 31, 2021, approximately 98.8% of the Company’s loan portfolio was collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio was to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company had no international exposure.

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2021, other than those discussed above in “Significant Events”, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of May 12, 2021.

NOTE 2 – Recent Accounting Pronouncements

The FASB issues Accounting Standards Updates (“ASU”s) to the FASB Accounting Standards Codification (“ASC”). This section provides a summary description of recent ASUs that had or that management expects may have an impact on the condensed consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. ASU 2017-08 is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2017-08 effective July 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Although this ASU impacts the Company’s fair value disclosures, there is no additional impact to the Company’s condensed consolidated financial statements.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848).” ASU 2021-01 responds to concerns about structural risks of interbank offered rates (IBORs) and particularly the risk of cessation of the London Interbank Offered Rate (LIBOR). The amendments clarify the scope of Topic 848 as to the accounting for derivatives within a company’s portfolio. While the Company has no hedging instruments, it does have loans that adjust to LIBOR at varying periods within the term on the loan. This ASU was effective upon its issuance on January 7, 2021, however the amendments related to the discounting transition are optional. The Company has yet to adopt this ASU, but management does not expect it to have a material impact on the Company’s financial statements.

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three and nine month periods ended March 31, 2021 and 2020.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net income	$1,818,745	68,984	$5,555,130	998,763
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Diluted potential common shares	—	—	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Basic earnings per share	$0.69	0.03	$2.12	0.38
Diluted earnings per share	$0.69	0.03	$2.12	0.38

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of March 31, 2021 and June 30, 2020, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$20,407,434	$—	$20,407,434
Mortgage-backed securities	—	1,319,514	—	1,319,514
Certificates of deposit	—	837,620	—	837,620
Total	$—	$22,564,568	$—	$22,564,568

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,005,082	$—	$18,005,082
Mortgage-backed securities	—	1,443,643	—	1,443,643
Certificates of deposit	—	848,870	—	848,870
Total	$—	$20,297,595	$—	$20,297,595

Assets measured at fair value on non-recurring basis:

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$157,589	$157,589
Other real estate owned, net	—	—	417,774	417,774
Total	$—	$—	$575,363	$575,363

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$248,930	$248,930
Other real estate owned, net	—	—	2,288,255	2,288,255
Total	$—	$—	$2,537,185	$2,537,185

Loans with a carrying amount of $277,000 and $455,000 were considered impaired as of March 31, 2021 and June 30, 2020 and a specific allowance for loan losses of $119,000 and $206,000, respectively, was established against these loans.

Other real estate owned with carrying amounts of $418,000 and $2.3 million were determined to be at their fair value as of March 31, 2021 and June 20, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

	As of March 31, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$157,589	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$417,774	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

	As of June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$248,930	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$2,288,255	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

NOTE 5 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at March 31, 2021 and June 30, 2020.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$20,272,254	$376,719	$241,539	$20,407,434
Mortgage-backed securities	1,265,408	54,106	—	1,319,514
Certificates of deposit	800,000	37,620	—	837,620
	$22,337,662	$468,445	$241,539	$22,564,568

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$17,563,698	$457,440	$16,056	$18,005,082
Mortgage-backed securities	1,371,753	71,890	—	1,443,643
Certificates of deposit	800,000	48,870	—	848,870
	$19,735,451	$578,200	$16,056	$20,297,595

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

March 31, 2021
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$5,573,068	$227,746	$292,248	$13,793	$5,865,316	$241,539

Management does not believe any individual unrealized loss as of March 31, 2021 represents other than temporary impairment. The Bank holds $292,248, comprised of one security, in obligations of states and political subdivisions, at March 31, 2021 that has an unrealized loss existing for 12 months or greater of $13,793. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although this security is classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

The amortized cost and fair value of available for sale securities as of March 31, 2021 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$865,000	$865,364
Due after one year through 5 years	10,159,186	10,391,008
Due after 5 years through 10 years	4,864,135	4,942,531
Due after 10 years	5,183,933	5,046,151
Subtotal	21,072,254	21,245,054
Mortgage backed securities
Due after one year through 5 years	—	—
Due after 5 years through 10 years	1,265,408	1,319,514
Total	$22,337,662	$22,564,568

During the three months ended March 31, 2021 and 2020, the Bank did not sell any available for sale securities. The Bank did not have any available for sale securities pledged at March 31, 2021 and June 30, 2020.

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	March 31, 2021	June 30, 2020
Construction, land, development	$2,095,640	$4,598,382
1-4 family owner occupied	77,969,235	100,506,311
1-4 family non-owner occupied	22,195,303	21,213,680
Multifamily	91,898,930	76,444,156
Commercial owner occupied	6,355,215	6,733,183
Commercial non-owner occupied	19,458,183	20,237,534
Consumer and installment loans	7,735,560	8,920,659

Total loans	227,708,066	238,653,905
Less:
Allowance for loan losses	(1,391,841)	(1,353,427)

Loans, net	$226,316,225	$237,300,478

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $110,000 at March 31, 2021 and $184,000 at June 30, 2020.

Non-performing loans are as follows:

	March 31, 2021	June 30, 2020
Nonaccrual Loans	$956,088	$1,341,174
Total non-performing loans	$956,088	$1,341,174

Restructured loans, accruing	$—	$—
Total impaired loans	$956,088	$1,341,174

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	March 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$182,853	$—	$94,126	$276,979
Unpaid principal balance	—	—	—	—	182,853	—	94,126	276,979
Related allowance	—	—	—	—	67,145	—	52,245	119,390

With no related allowance recorded
Recorded investment	$—	$594,359	$79,265	$—	$—	$—	$5,485	$679,109
Unpaid principal balance	—	594,359	79,265	—	—	—	5,485	679,109
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$594,359	$79,265	$—	$182,853	$—	$99,611	$956,088
Unpaid principal balance	—	594,359	79,265	—	182,853	—	99,611	956,088
Related allowance	—	—	—	—	67,145	—	52,245	119,390

	Three Months Ended March 31, 2021
Average recorded balance	$—	$682,423	$79,265	$—	$182,853	$—	$106,433	$1,050,974
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	4,885	—	—	—	—	—	4,885
Total interest on impaired loans	$—	$4,885	$—	$—	$—	$—	$—	$4,885

	Nine Months Ended March 31, 2021
Average recorded balance	$—	$837,739	$37,464	$—	$181,712	$—	$120,852	$1,177,767
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	13,294	—	—	13,659	—	—	26,953
Total interest on impaired loans	$—	$13,294	$—	$—	$13,659	$—	$—	$26,953

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$161,931	$—	$—	$189,249	$—	$103,673	$454,853
Unpaid principal balance	—	161,931	—	—	189,249	—	103,673	454,853
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

With no related allowance recorded
Recorded investment	$—	$803,803	$57,574	$—	$—	$—	$24,944	$886,321
Unpaid principal balance	—	803,803	57,574	—	—	—	24,944	886,321
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$1,341,174
Unpaid principal balance	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

Average recorded balance	$—	$1,020,175	$14,948	$—	$191,166	$—	$132,521	$1,358,810

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	16,071	298	—	4,382	—	712	21,463
Total interest on impaired loans	$—	$16,071	$298	$—	$4,382	$—	$712	$21,463

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

	March 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$93,110	$—	$—	$189,702	$—	$106,164	$388,976
Unpaid principal balance	—	93,110	—	—	189,702	—	106,164	388,976
Related allowance	—	59,000	—	—	77,510	—	64,283	200,793

With no related allowance recorded
Recorded investment	$—	$805,785	$—	$—	$—	$—	$72,861	$878,646
Unpaid principal balance	—	805,785	—	—	—	—	72,861	878,646
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$898,895	$—	$—	$189,702	$—	$179,025	$1,267,622
Unpaid principal balance	—	898,895	—	—	189,702	—	179,025	1,267,622
Related allowance	—	59,000	—	—	77,510	—	64,283	200,793

	Three Months Ended March 31, 2020
Average recorded balance	$—	$900,114	$14,708	$—	$190,364	$—	$144,751	$1,249,937

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	3,847	—	—	—	—	712	4,559
Total interest on impaired loans	$—	$3,847	$—	$—	$—	$—	$712	$4,559

	Nine Months Ended March 31, 2020
Average recorded balance	$—	$1,027,784	$7,863	$—	$191,650	$—	$133,365	$1,360,662

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	12,651	298	—	4,382	—	712	18,043
Total interest in impaired loans	$—	$12,651	$298	$—	$4,382	$—	$712	$18,043

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

The following is a summary of loans by risk rating:

	March 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$2,095,640	$77,270,159	$22,116,038	$91,898,930	$5,014,486	$11,768,042	$7,635,949	$217,799,244
5	—	104,717	—	—	1,157,876	7,690,141	—	8,952,734
6	—	594,359	79,265	—	182,853	—	26,442	882,919
7	—	—	—	—	—	—	73,169	73,169
Total	$2,095,640	$77,969,235	$22,195,303	$91,898,930	$6,355,215	$19,458,183	$7,735,560	$227,708,066

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,598,382	$99,344,653	$21,156,106	$76,444,156	$6,543,934	$12,313,923	$8,792,042	$229,193,196
5	—	195,924	—	—	—	7,923,611	—	8,119,535
6	—	851,208	57,574	—	189,249	—	52,448	1,150,479
7	—	114,526	—	—	—	—	76,169	190,695
Total	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$238,653,905

The following is a summary of past due loans:

	March 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$464,332	$—	$—	$—	$—	$40,792	$505,124
60‑89 days, accruing	—	—	—	—	—	—	—	—
90 days & over or nonaccrual	—	594,359	79,265	—	182,853	—	99,611	956,088
Total	$—	$1,058,691	$79,265	$—	$182,853	$—	$140,403	$1,461,212

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$69,174	$1,274,585	$—	$—	$—	$—	$63,765	$1,407,524
60‑89 days, accruing	—	114,338	—	—	—	—	—	114,338
90 days & over or nonaccrual	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Total	$69,174	$2,354,657	$57,574	$—	$189,249	$—	$192,382	$2,863,036

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs.There were two new TDRs during the nine months ending March 31, 2021, totaling $105,000. There were also no TDRs that defaulted during the period that were modified within the previous nine months as of March 31, 2021. One TDR was transferred out of TDR status during the nine months ended March 31, 2021. There were two TDRs as of March 31, 2021 and one TDR as of June 30, 2020. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. One loan was transferred out of TDR status during the nine months ended March 31, 2021.

The following is a summary of TDRs as of March 31, 2021:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance June 30, 2020	$—	$195,924	$—	$—	$—	$—	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(4,288)	—	—	—	—	—	(4,288)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	104,375	—	—	—	—	—	104,375
Transfers out of TDR status	—	(191,294)	—	—	—		—	(191,294)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$104,717	$—	$—	$—	$—	$—	$104,717

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$195,924	$—	$—	$—	$—	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(4,288)	—	—	—	—	—	(4,288)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	104,375	—	—	—	—	—	104,375
Transfers out of TDR status	—	(191,294)	—	—	—		—	(191,294)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$104,717	$—	$—	$—	$—	$—	$104,717

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and nine months ended March 31, 2021 and 2020 and the year ended June 30, 2020:

	Three Months Ended March 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 12/31/20	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491
Charge-offs	—	(61,492)	—	—	—	—	(158)	—	(61,650)
Recoveries	—	—	—	—	—	—	—	—	—
Provision	(3,913)	15,852	4,208	37,055	14,643	(24,451)	(393)	6,999	50,000
Balance at 3/31/21	$7,335	$273,132	$91,560	$436,520	$101,093	$316,196	$86,301	$79,704	$1,391,841

	Nine Months Ended March 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	(61,492)	—	—	—	—	(483)	—	(61,975)
Recoveries	—	—	—	—	—	—	389	—	389
Provision	(6,460)	(21,810)	14,340	149,855	5,382	3,526	(10,917)	(33,916)	100,000
Balance at 3/31/21	$7,335	$273,132	$91,560	$436,520	$101,093	$316,196	$86,301	$79,704	$1,391,841

Allowance
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$67,145	$—	$52,245	$—	$119,390
Ending balance collectively evaluated for impairment	7,335	273,132	91,560	436,520	33,948	316,196	34,056	79,704	1,272,451
Ending balance	$7,335	$273,132	$91,560	$436,520	$101,093	$316,196	$86,301	$79,704	$1,391,841
Loans
Ending balance individually evaluated for impairment	$—	$594,359	$79,265	$—	$182,853	$—	$99,611	$—	$956,088
Ending balance collectively evaluated for impairment	2,095,640	77,374,876	22,116,038	91,898,930	6,172,362	19,458,183	7,635,949	—	226,751,978
Total loans	$2,095,640	$77,969,235	$22,195,303	$91,898,930	$6,355,215	$19,458,183	$7,735,560	$—	$227,708,066
Less allowance	$7,335	$273,132	$91,560	$436,520	$101,093	$316,196	$86,301	$79,704	$1,391,841
Total loans, net	$2,088,305	$77,696,103	$22,103,743	$91,462,410	$6,254,122	$19,141,987	$7,649,259	$(79,704)	$226,316,225

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $13,808,017 and $2,696,078 at March 31, 2021 and June 30, 2020, respectively. The Bank did not maintain any custodial balances at March 31, 2021 and June 30, 2020, respectively, in connection with the foregoing loan servicing.

NOTE 9 – Borrowings

Borrowings consist of the following:

	March 31, 2021	June 30, 2020
FHLB fixed rate advance (0.61%, matured 9/11/20)	$—	$5,000,000
FHLB fixed rate advance (0.00%, matures 5/3/21)	4,000,000	4,000,000

	$4,000,000	$9,000,000

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to a maximum $115,652,106 at March 31, 2021. The FHLB provides both fixed and floating rate advances. Within the master contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were no outstanding advances on the open line of credit as of March 31, 2021 and June 30, 2020.

Additionally, the Bank had $4,000,000 and $9,000,000 outstanding in term advances at March 31, 2021 and June 30, 2020, respectively. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000. There were no amounts outstanding as of March 31, 2021 or June 30, 2020.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three and nine months ended March 31, 2021 and 2020. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270. The primary difference between the statutory tax rate and the effective rate for the period ending March 31, 2021 would be the anticipated change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

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

The Bank recognized pension expense of $26,250 and $78,750 for the three and nine months ended March 31, 2021, respectively, and pension income of $21,174 and $63,522 for the three and nine months ended March 31, 2020, respectively.

The Bank had a valuation of the Plan completed at fiscal year ending June 30, 2020, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of $408,547. The change in pension obligation reported in the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, and in the condensed consolidated statements of changes in stockholders’ equity as of March 31, 2021 reflect this estimation.

NOTE 12 – Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	March 31, 2021	June 30, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$21,383,146	$15,853,034
Sold loan commitments	$53,531,121	$105,961,238
Credit card commitments	$497,553	$567,763

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties. Sold loan commitments are agreements to sell loans to loan correspondents on a best efforts basis. Credit card commitments are unsecured.

As of March 31, 2021 and June 30, 2020, the Company did not engage in the use of interest rate swaps, futures or option contracts.

NOTE 13 – Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2021 (Unaudited) and June 30, 2020 and for The Three and Nine Months Ended

March 31, 2021 and 2020 (Unaudited)

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

As of March 31, 2021 and June 30, 2020, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

			For Capital Adequacy		To be Considered
	Actual		Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021 (unaudited)
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$33,257,847	11.35%	*	*	$24,906,348	8.50%

As of June 30, 2020
Total capital (to risk weighted assets)	$28,928,180	15.02%	$15,408,708	8.00%	$19,260,885	10.00%
Tier 1 capital (to risk weighted assets)	27,574,753	14.32	11,556,531	6.00	15,408,708	8.00
Common Equity Tier 1 (to risk weighted assets)	27,574,753	14.32	8,667,398	4.50	12,519,575	6.50
Tier 1 capital (to average assets)	27,574,753	9.30	11,857,514	4.00	14,821,893	5.00
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	27,574,753	9.30	*	*	23,715,029	8.00

*	Under the CBLR Framework, capital adequacy amounts and ratios are not applicable as qualifying depositary institutions are evaluated solely on whether or not they are well capitalized.

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At March 31, 2021 and June 30, 2020, the Bank’s net worth was $27,568,485 with general loan loss reserve of $1,272,451 and $22,472,487 with general loan loss reserve of $1,147,504, totaling 9.5% and 7.7% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at March 31, 2021 and June 30, 2020 and for the three and nine months ended March 31, 2021 and 2020 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2020 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of March 31, 2021 and for the three and nine months ended March 31, 2021 and 2020 is derived from unaudited financial statements of TEB Bancorp, Inc. for March 31, 2021 and 2020 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2020 and for the three and nine months ended March 31, 2021 and 2020. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2021.

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

COVID-19 Outbreak

Certain industries have been particularly hard-hit as a result of the COVID-19 outbreak, including the travel and hospitality industry, the restaurant industry, and the retail industry. The following table shows the Company’s exposure within these hard-hit industries.

Commercial Loan Type	March 31, 2021	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,576,382	0.69%
Retail	2,104,518	0.92%
Hospitality and tourism	—	—%
	$3,680,900	1.61%

The Company’s allowance for loan losses increased $88,000 to $1.4 million at March 31, 2021 compared to $1.3 million at March 31, 2020. At March 31, 2021 and March 31, 2020, the allowance for loan losses represented 0.61% and 0.53%

of total loans, respectively. During 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and higher unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at March 31, 2021, the Company considered the health and composition of its loan portfolio in relation to the COVID-19 pandemic. At March 31, 2021, approximately 98.8% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to reopen. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to continue to reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our uninsured investment revenues may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

As of March 31, 2021, the Company originated 25 PPP loans totaling $1.8 million and generated approximately $66,000 from the processing fees. All PPP loan originations occurred before the end of the March 31, 2021 reporting period. As of March 31, 2021, 17 PPP loans totaling $1.1 million have been forgiven.

As of March 31, 2021, the Company had received requests to modify 95 loans aggregating $28.1 million, which excludes any loans that had been paid off subsequent to modification. Of these modifications, $27.8 million, or 99.0%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of March 31, 2021, 84 of these modifications totaling $22.7 million have resumed monthly loan payments and 11 modifications totaling $5.5 million remain in a deferred status. Three loans totaling $294,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR, however one of the loans was transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

Comparison of Financial Condition at March 31, 2021 and June 30, 2020

Total Assets. Total assets decreased $2.8 million, or 0.9%, to $302.6 million at March 31, 2021 from $305.5 million at June 30, 2020. The decrease in assets was primarily due to a decrease of $11.0 million in net loans held for investment and a $4.7 million decrease in loans held for sale, offset by an increase in cash and cash equivalents of $14.6 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $14.6 million, or 111.5%, to $27.7 million at March 31, 2021 from $13.1 million at June 30, 2020. This increase in cash and cash equivalents is as a result of loan payoffs as discussed below.

Interest Bearing Deposits. Interest bearing deposits decreased $2.2 million, or 81.1%, to $512,000 at March 31, 2021 from $2.7 million at June 30, 2020. We have invested excess cash into securities to improve our yield on our assets.

Available-for-Sale Securities. Available-for-sale securities increased $2.3 million, or 11.2%, to $22.6 million at March 31, 2021 from $20.3 million at June 30, 2020, due to the purchase of securities totaling $4.8 million, offset by maturities and calls of $2.2 million.

Net Loans Held for Investment. Net loans held for investment decreased $11.0 million, or 4.6%, to $226.3 million at March 31, 2021 from $237.3 million at June 30, 2020, primarily reflecting a decrease in one- to four-family owner occupied residential real estate loans of $22.5 million, or 22.4%, from $100.5 million at June 30, 2020 to $78.0 million at March 31, 2021. The decrease in one- to four-family owner occupied residential real estate loans resulted from loan payoffs and loan refinances during the nine months ended March 31, 2021. This decrease was partially offset by an increase in multifamily loans of $15.5 million, or 20.2%, to $91.9 million at March 31, 2021 from $76.4 million at June 30, 2020. We currently sell the majority of the single family loans we originate.

Loans Held for Sale. Loans held for sale decreased $4.7 million, or 24.9%, to $14.0 million at March 31, 2021 from $18.7 million at June 30, 2020, due to faster payment speeds by loan correspondents during the quarter, resulting in a decrease in loans outstanding.

Other Real Estate Owned. Other real estate owned decreased $1.9 million, or 81.7% to $418,000 at March 31, 2021 from $2.3 million at June 30, 2020, due to the sale of one property totaling $1.9 million at a loss of $12,000.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock decreased $314,000, or 23.4%, to $1.0 million at March 31, 2021, from $1.3 million at June 30, 2020, as a result of the decrease in borrowed funds as described below. As the balance of borrowed funds decreased, the amount of stock required to be held also decreased.

Deposits. Total deposits increased $1.1 million, or 0.4%, to $257.1 million at March 31, 2021 from $256.1 million at June 30, 2020. The increase was due to increases in demand accounts of $4.2 million, or 4.5%, from $93.6 million at June 30, 2020 to $97.9 million at March 31, 2021 and in savings and NOW accounts of $9.6 million, or 12.7%, from $75.4 million at June 30, 2020 to $85.0 million at March 31, 2021. The increases were offset partially by a decrease in certificates of deposit of $12.7 million, or 14.6%, to $74.3 million at March 31, 2021 from $87.0 million at June 30, 2020.

Borrowed Funds. Borrowed funds, consisting solely of Federal Home Loan Bank advances, decreased $5.0 million, or 55.6%, to $4.0 million at March 31, 2021 from $9.0 million at June 30, 2020. Loan payments and payoffs and increases in deposits have reduced our need for borrowings to fund our operations.

Stockholders’ Equity. Total stockholders’ equity increased $4.9 million or 20.9%, to $28.4 million at March 31, 2021 from $23.5 million at June 30, 2020. The increase was due primarily to net income of $5.6 million during the nine months ended March 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income was $1.8 million for the three months ended March 31, 2021, compared to $69,000 for the three months ended March 31, 2020. The change was primarily due to a $2.7 million increase in gain on sales of mortgage loans, offset by a $544,000 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $349,000, or 12.0%, to $2.6 million for the three months ended March 31, 2021 compared to $2.9 million for the three months ended March 31, 2020. Interest income on loans, which is our primary source of interest income, decreased $327,000, or 12.0%, to $2.4 million for the three months ended March 31, 2021 compared to $2.7 million for the three months ended March 31, 2020. Our annualized average yield on loans decreased 19 basis points to 4.20% for the three months ended March 31, 2021 from 4.39% for the three months ended March 31, 2020, primarily due to the decrease in interest rates. The average balance of loans decreased $19.9 million, or 8.0%, to $229.2 million for the three months ended March 31, 2021 from $249.1 million for the three months ended March 31, 2020.

Interest Expense. Interest expense decreased $249,000, or 45.4%, to $298,000 for the three months ended March 31, 2021 compared to $547,000 for the three months ended March 31, 2020, due primarily to decreases in market interest rates and a shift in deposits from certificates of deposit to lower cost demand, savings, and NOW accounts.

Interest expense on deposits decreased $174,000, or 36.9%, to $298,000 for the three months ended March 31, 2021 from $473,000 for the three months ended March 31, 2020. Specifically, interest expense on certificates of deposit decreased $182,000, or 40.4%, to $269,000 for the three months ended March 31, 2021 from $452,000 for the three months ended March 31, 2020. The decrease resulted from a 43 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.41% for the three months ended March 31, 2021 from 1.84% for the three months ended March 31, 2020, reflecting a decrease in market rates. Additionally, there was a $22.2 million decrease in the average balance of certificates of deposits to $76.2 million at March 31, 2021 from $98.4 million for the three months ended March 31, 2020.

There was no interest expense on FHLB borrowings for the three months ended March 31, 2021 compared to $74,000 for the three months ended March 31, 2020. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $16.2 million, or 80.2%, to $4.0 million for the three months ended March 31, 2021 from $20.2 million for the three months ended March 31, 2020, and the annualized average rate we paid on borrowings decreased 147 basis points to 0.00% for the three months ended March 31, 2021 from 1.47% for the three months ended March 31, 2020. As described above, loan payments and payoffs and increases in demand, savings, and NOW deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income decreased $100,000, or 4.2%, to $2.3 million for the three months ended March 31, 2021 from $2.4 million the three months ended March 31, 2020, primarily as a result of the decreased interest income from loans. In addition, our net interest rate spread decreased by ten basis points to 3.21% for the three months ended March 31, 2021 from 3.31% for the three months ended March 31, 2020, and our net interest margin decreased by 12.6 basis points to 3.30% for the three months ended March 31, 2021 from 3.43% for the three months ended March 31, 2020, due to the decreases in market interest rates and an increase in non-interest-earning cash balances.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $50,000 provision for loan losses for the three months ended March 31, 2021, compared to a $85,000 provision for the three months ended March 31, 2020. Our allowance for loan losses was $1.4 million at March 31, 2021 and June 30, 2020. The allowance for loan losses to total loans was 0.61% at March 31, 2021 and 0.57% at June 30, 2020, while the allowance for loan losses to non-performing loans was 145.58% at March 31, 2021 and 100.91% at June 30, 2020. The increase in the allowance for loan losses as a percentage of non-performing loans is due to six loans totaling $446,000 classified as a non-accrual at June 30, 2020 becoming current or sold as of March 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $2.7 million, or 240.6%, to $3.8 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $2.7 million, or 319.3%, to $3.5 million for the three months ended March 31, 2021 compared to $837,000 for the three months ended March 31, 2020. The increase in the gain on sale of motgage loans was due primarily to the increase in the originations for sale of $126.6 million of mortgage loans during the 2021 period compared to $55.4 million of such originations during the 2020 period.

Non-interest Expenses. Non-interest expenses increased $843,000, or 25.5%, to $4.2 million for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020. Compensation and benefits expense increased $544,000, or 26.5%, to $2.6 million for the three months ended March 31, 2021 from $2.1 million for the three months ended March 31, 2020, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. Other expenses increased $245,000 or 96.3% to $499,000 for the three months ended March 31, 2021 compared to $254,000 as of March 31, 2020 due to increased sold loan volume and the associated loan origination costs that are written off at time of sale.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended March 31, 2021 and for the three months ended March 31, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended March 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$229,233,541	$2,405,136	4.20%	$249,111,298	$2,731,711	4.39%
Securities	22,624,100	146,694	2.59%	22,465,022	154,598	2.75%
Federal Home Loan Bank of Chicago stock	1,031,200	5,545	2.15%	1,090,984	13,457	4.93%
Other	20,678,791	629	0.01%	2,539,861	7,036	1.11%
Total interest-earning assets	273,567,632	2,558,004	3.74%	275,207,165	2,906,802	4.22%
Non-interest-earning assets	25,853,583			21,303,405
Total assets	$299,421,215			$296,510,570

Interest-bearing liabilities:
Demand deposits	$62,126,141	$10,883	0.07%	$49,079,228	$7,013	0.06%
Savings and NOW deposits	81,973,143	18,485	0.09%	71,749,368	14,264	0.08%
Certificates of deposit	76,197,413	269,110	1.41%	98,412,453	451,522	1.84%
Total interest-bearing deposits	220,296,697	298,478	0.54%	219,241,049	472,799	0.86%
Borrowings	4,000,000	14	0.00%	20,231,387	74,297	1.47%
Total interest-bearing liabilities	224,296,697	298,492	0.53%	239,472,436	547,096	0.91%
Non-interest-bearing liabilities	46,935,680			31,666,844
Total liabilities	271,232,377			271,139,280
Total equity	28,188,838			25,371,290
Total liabilities and equity	$299,421,215			$296,510,570
Net interest income		$2,259,512			$2,359,706
Net interest rate spread (2)			3.21%			3.31%
Net interest-earning assets (3)	$49,270,935			$35,734,729
Net interest margin (4)			3.30%			3.43%
Average interest-earning assets to interest-bearing liabilities	121.97%			114.92%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended March 31, 2021 and 2020

General. Net income was $5.6 million for the nine months ended March 31, 2021, compared to $999,000 for the nine months ended March 31, 2020. The change was primarily due to a $7.1 million increase in gain on sales of mortgage loans, partially offset by a $1.4 increase in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $981,000, or 10.9%, to $8.1 million for the nine months ended March 31, 2021 from $9.0 million for the nine months ended March 31, 2020. Interest income on loans, which is our primary source of interest income, decreased $889,000, or 10.5%, to $7.6 million for the nine months ended March 31, 2021 compared to $8.5 million for the nine months ended March 31, 2020. Our annualized average yield on loans decreased twelve basis points to 4.37% for the nine months ended March 31, 2021 from 4.49% for the nine months ended March 31, 2020, primarily due to the decrease in interest rates. The average balance of loans decreased $20.0 million, or 8.0%, to $232.0 million for the nine months ended March 31, 2021 from $252.0 million for the nine months ended March 31, 2020.

Interest Expense. Interest expense decreased $788,000, or 44.4%, to $986,000 for the nine months ended March 31, 2021 from $1.8 million for the nine months ended March 31, 2020.

Interest expense on deposits decreased $427,000, or 30.4%, to $980,000 for the nine months ended March 31, 2021 from $1.4 million for the nine months ended March 31, 2020. Specifically, interest expense on certificates of deposit decreased $439,000, or 32.8%, to $900,000 for the nine months ended March 31, 2021 from $1.3 million for the nine months ended March 31, 2020. The decrease resulted from a 38 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.49% for the nine months ended March 31, 2021 from 1.87% for the nine months ended March 31, 2020, reflecting decreases in market rates that have remained low during the period. The decrease was also due to a decrease in the average balance of certificates of deposit, which decreased $15.4 million, or 16.1%, to $80.3 million for the nine months ended March 31, 2021 from $95.7 million for the nine months ended March 31, 2020.

Interest expense on FHLB borrowings decreased $361,000 to $7,000 for the nine months ended March 31, 2021 from $368,000 for the nine months ended March 31, 2020. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $18.9 million, or 76.8%, to $5.7 million for the nine months ended March 31, 2021 from $24.6 million for the nine months ended March 31, 2020, and the annualized average rate we paid on borrowings decreased 183 basis points to 0.16% for the nine months ended March 31, 2021 from 1.99% for the nine months ended March 31, 2020. As described above, loan payments and payoffs and increases in demand, savings, and NOW deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income decreased $193,000, or 2.7%, to $7.1 million for the nine months ended March 31, 2021 from $7.3 million for the nine months ended March 31, 2020, primarily as a result of our interest income decreasing faster than our interest expense, as discussed above. In addition, our net interest rate spread increased by nine basis points to 3.44% for the nine months ended March 31, 2021 from 3.35% for the nine months ended March 31, 2020, and our net interest margin increased by six basis points to 3.53% for the nine months ended March 31, 2021 from 3.47% for the nine months ended March 31, 2020, due to changes in market interest rates and a decreased reliance on borrowed funds.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $100,000 provision for loan losses for the nine months ended March 31, 2021, and a $85,000 provision for the nine months ended March 31, 2020. Our allowance for loan losses was $1.4 million at March 31, 2021 and June 30, 2020. The allowance for loan losses to total loans was 0.61% at March 31, 2021 and 0.57% at June 30, 2020, while the allowance for loan losses to non-performing loans was 145.58% at March 31, 2021 and 100.91% at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $7.0 million, or 177.5%, to $10.9 million for the nine months ended March 31, 2021 compared to $3.9 million for the nine months ended March 31, 2020. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased $7.1 million, or 235.0%, to $10.1 million for the nine months ended March 31, 2021 compared to $3.0 million for the nine months ended March 31, 2020. The increase in the gain on sale of mortgage loans was due primarily to the increase in the originations for sale of $416.5 million of mortgage loans during the nine months ended March 31, 2021 compared to $206.4 million of such originations during the nine months ended March 31, 2020.

Non-interest Expenses. Non-interest expenses increased $2.2 million, or 21.9%, to $12.3 million for the nine months ended March 31, 2021 from $10.1 million for the nine months ended March 31, 2020. Compensation and benefits expense increased $1.4 million, or 23.1%, to $7.7 million for the nine months ended March 31, 2021 from $6.2 million for the nine months ended March 31, 2020, as we experienced an increase in payroll expense due to higher loan officer compensation as a result of increased loan origination volume. Other expenses increased $559,000 or 73.5% to $1.3 million for the nine months ended March 31, 2021 compared to $760,000 as of March 31, 2020 due to increased sold loan volume and the associated loan origination costs that are written off at time of sale.

Income Tax Expense. We recognized no income tax expense or benefits for the nine months ended March 31, 2021 and for the nine months ended March 31, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Nine Months Ended March 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$232,000,809	$7,604,499	4.37%	$252,049,901	$8,493,397	4.49%
Securities	21,334,958	428,635	2.68%	21,704,787	454,375	2.79%
Federal Home Loan Bank stock	1,143,852	24,949	2.91%	1,278,641	44,760	4.67%
Other	13,065,437	1,600	0.02%	3,864,914	48,154	1.66%
Total interest-earning assets	267,545,056	8,059,683	4.02%	278,898,243	9,040,686	4.32%
Non-interest-earning assets	33,981,492			24,534,959
Total assets	$301,526,548			$303,433,202

Interest-bearing liabilities:
Demand deposits	$59,758,118	$28,149	0.06%	$48,994,319	$21,394	0.06%
Savings and NOW deposits	80,375,733	51,406	0.09%	74,389,038	46,429	0.08%
Certificates of deposit	80,328,540	900,075	1.49%	95,709,964	1,338,929	1.87%
Total interest-bearing deposits	220,462,391	979,630	0.59%	219,093,321	1,406,752	0.86%
Borrowings	5,711,350	6,820	0.16%	24,633,294	367,652	1.99%
Total interest-bearing liabilities	226,173,741	986,450	0.58%	243,726,615	1,774,404	0.97%
Non-interest-bearing liabilities	49,246,705			34,532,378
Total liabilities	275,420,446			278,258,993
Total equity	26,106,102			25,174,209
Total liabilities and equity	$301,526,548			$303,433,202
Net interest income		$7,073,233			$7,266,282
Net interest rate spread (2)			3.44%			3.35%
Net interest-earning assets (3)	$41,371,315			$35,171,628
Net interest margin (4)			3.53%			3.47%
Average interest-earning assets to interest-bearing liabilities	118.29%			114.43%

(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At March 31, 2021, we had a $115.7 million line of credit with the Federal Home Loan Bank of Chicago, and had $4.0 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.0 million for the nine months ended March 31, 2021 and net cash used in operating activities was $2.0 million for the nine months ended March 31, 2020. Net cash provided by investing activities, which consists primarily disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $12.2 million and $17.6 million for the nine months ended March 31, 2021 and the nine months ended March 31, 2020, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was $4.6 million and $16.1 million for the nine months ended March 31, 2021 and 2020, respectively.

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

At March 31, 2021, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

Item 3    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4    Controls and Procedures.

The Company’s management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating in an effective manner.

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

Exhibit 101

The following financial statements from the TEB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP, INC.

Date:	May 12, 2021	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Executive Officer

Date:	May 12, 2021	By:	/s/ Lauren Poppen
Lauren Poppen, Chief Financial Officer