Form 10-K
period 2021-06-30
TEB Bancorp, Inc.
filed 2021-09-23
CIK 1751700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $7.50 as of December 31, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $19.2 million.

As of September 23, 2021 there were 2,624,343 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses, and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;
●	the inability of third-party providers to perform as expected;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	our ability to retain key employees;
●	the effects of any federal government shutdown;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
●	the effect of the COVID-19 pandemic on the Company’s credit quality, revenue, and business operations; and
●	adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy.

The COVID-19 pandemic has caused significant economic dislocation in the United States. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to open. As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	Demand for our products and services may decline, making it difficult to grow assets and income;
●	If the economy is unable to continue to reopen, and/or high levels of unemployment return,loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	Our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	As a result of the decline in the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	Our uninsured investment revenues may decline with continuing market turmoil;
●	Our cyber security risks are increased as a result of an increase in the number of employees working remotely; and
●	FDIC premiums may increase if the agency experiences additional resolution costs.

Because of these and other uncertainties, our future results may be materially different from the results indicated by these forward-looking statements.

TEB Bancorp, Inc.

TEB Bancorp, Inc., a Maryland corporation that was organized in 2018, is a bank holding company headquartered in Wauwatosa, Wisconsin. TEB Bancorp, Inc.’s common stock is traded on the OTC Pink Marketplace under the symbol “TBBA.” TEB Bancorp, Inc. conducts its operations primarily through its wholly owned subsidiary, The Equitable Bank, S.S.B., a Wisconsin-chartered savings bank (“The Equitable Bank”). TEB Bancorp, Inc. manages its operations as one unit, and thus does not have separate operating segments. At June 30, 2021, TEB Bancorp, Inc. had total assets of $315.7 million, net loans of $215.4 million, deposits of $269.9 million, and stockholders’ equity of $33.1 million.

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

We conduct our business from our main office and five branch offices, which are located in Milwaukee, Racine and Waukesha Counties, Wisconsin, and a loan production office, which is located in Ozaukee County, Wisconsin. Our primary market area is broadly defined as the Milwaukee, Wisconsin metropolitan area, which is geographically located in the southeast corner of the state. Our primary market area for deposits includes the communities in which we maintain our banking office locations, while our primary lending market area is broader, and also includes Ozaukee County, where we maintain our loan production office, Washington County, Wisconsin, which borders both Ozaukee County and Waukesha County, as well as Kenosha and Walworth County, Wisconsin, which border Racine County.

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

Mutual Holding Company Ownership Structure

Public stockholders own a minority of the outstanding shares of TEB Bancorp, Inc.’s common stock. As a result, stockholders other than TEB MHC are not able to exercise voting control over most matters put to a vote of stockholders. TEB MHC owns a majority of TEB Bancorp, Inc.’s common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage The Equitable Bank also manage TEB Bancorp, Inc. and TEB MHC. The board of directors of TEB MHC must ensure that the interests of depositors of The Equitable Bank (as members of TEB MHC) are represented and considered in matters put to a vote of stockholders of TEB Bancorp, Inc. Therefore, TEB MHC may take action that the public stockholders believe to be contrary to their interests. For example, TEB MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of TEB Bancorp, Inc.

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

According to information from S&P Global Market Intelligence as of August 2021, from 2016 to 2021, the population decreased in Milwaukee County by 1.6%, and experienced increases in Racine, Waukesha and Ozaukee Counties of 0.6%, 2.4% and 2.0%, respectively, compared to 1.0% for Wisconsin and 2.6% for the United States as a whole. Projections indicate that through 2026, the population will remain fairly stable in Milwaukee County (-0.1%), with modest increases (less than 1.8%) for Racine, Waukesha and Ozaukee Counties, as well as for Wisconsin, compared to projected United States population growth of 2.9%. Trends in numbers of households in our market area, Wisconsin and the United States as a whole were consistent with trends in population, and projections for the numbers of households are also consistent with the projections for population changes.

The median household income for 2021 was $54,231, $64,161, $93,695 and $88,966 for Milwaukee, Racine, Waukesha and Ozaukee Counties, respectively, compared to $66,361 in Wisconsin and $67,761 for the United States as a whole. By 2026, the projected annual growth rates in median household income are expected to be 2.0%, 1.1%, 1.9% and 1.6% in Milwaukee, Racine, Waukesha and Ozaukee Counties, respectively, compared to 1.8% for Wisconsin and 1.7% for the United States as a whole.

Unemployment rates as of June 2021 and 2020 are set forth in the following table.

Region	June 2021	June 2020
United States	6.1%	11.1%
Wisconsin	3.9%	8.5%
Milwaukee County	6.7%	11.6%
Racine County	5.6%	9.5%
Waukesha County	3.8%	8.0%
Ozaukee County	3.9%	7.8%

While our primary market area has a diversified local economy, for 2021, in each of Milwaukee, Racine, Waukesha and Ozaukee Counties, as well as the State of Wisconsin, the three largest employment sectors consisted of education/healthcare/social services, the service sector and manufacturing, with manufacturing being the largest employment sector in Racine County.

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

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021 (the most recent date for which data is available), our market share of deposits represented 0.40% of Federal Deposit Insurance Corporation-insured deposits in Milwaukee County, ranking us 17th in market share of deposits out of 27 institutions operating in the county. In addition, as of that date, our market share of deposits represented 0.53% of Federal Deposit Insurance Corporation-insured deposits in Racine County, ranking us 14th in market share of deposits out of 14 institutions operating in the county, and our market share of deposits represented 0.14% of Federal Deposit Insurance Corporation-insured deposits in Waukesha County, ranking us 32nd in market share of deposits out of 34 institutions operating in the county.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Included with the loans described in the table below, at June 30, 2021, we had $6.9 million of loans held for sale, $5.6 million of loans in process and $99,000 of deferred loan fees.

	At June 30,						At September 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Construction, land and development	$2,458	1.13%	$4,598	1.93%	$4,319	1.65%	$4,845	1.83%	$3,455	1.31%
One- to four-family owner occupied residential	72,012	33.21	100,506	42.11	124,846	47.80	122,599	46.21	119,847	45.40
One- to four-family non-owner occupied residential	22,369	10.32	21,213	8.89	20,969	8.03	23,837	8.98	22,837	8.65
Multifamily	91,876	42.37	76,444	32.03	73,246	28.05	71,101	26.80	60,883	23.07
Commercial real estate	18,080	8.34	23,794	9.97	26,362	10.09	29,451	11.10	42,127	15.96
Commercial and industrial	2,507	1.16	3,177	1.33	1,648	0.63	2,112	0.79	1,881	0.71
Consumer and installment (1)	7,530	3.47	8,921	3.74	9,777	3.74	11,378	4.29	12,922	4.90
	216,832	100.00%	238,653	100.00%	261,167	100.00%	265,323	100.00%	263,952	100.00%
Less:
Allowance for losses	(1,412)		(1,353)		(1,294)		(1,324)		(1,879)
Total loans	$215,420		$237,300		$259,873		$263,999		$262,073

(1)	Includes home equity loans and lines of credit, which totaled $7.4 million at June 30, 2021.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

			One- to Four-
		One- to Four-	Family Non-
	Construction,	Family Owner	Owner
	Land and	Occupied	Occupied
June 30, 2021	Development	Residential	Residential	Multifamily

	(In thousands)
Amounts due in:
One year or less	$217	$8	$1,563	$2,871
More than one to five years	68	206	7,947	63,599
More than five years	2,173	71,798	12,859	25,406
Total	$2,458	$72,012	$22,369	$91,876

	Commercial	Commercial	Consumer and
June 30, 2021	Real Estate	and Industrial	Installment	Total

	(In thousands)
Amounts due in:
One year or less	$6,867	$1,153	$469	$13,148
More than one to five years	5,406	1,354	204	78,784
More than five years	5,807	—	6,857	124,900
Total	$18,080	$2,507	$7,530	$216,832

The following table sets forth our fixed and adjustable-rate loans at June 30, 2021 that are contractually due after June 30, 2021. Our balloon loans are included as fixed-rate loans for purposes of this table.

	Due After June 30, 2022
	Fixed	Adjustable	Total

	(In thousands)
Construction, land and development	$68	$2,173	$2,241
One- to four-family owner occupied residential	15,715	56,289	72,004
One- to four-family non-owner occupied residential	12,700	8,106	20,806
Multifamily	80,343	8,662	89,005
Commercial real estate	5,643	5,570	11,213
Commercial and industrial	1,354	—	1,354
Consumer and installment	875	6,186	7,061
Total loans	$116,698	$86,986	$203,684

The following describes our most significant categories of loan types at June 30, 2021.

One- to Four-Family Real Estate Loans – Owner Occupied. At June 30, 2021, $72.0 million, or 33.2% of our total loan portfolio, consisted of owner-occupied one- to four-family residential real estate loans. We offer adjustable-rate owner-occupied residential real estate loans with maturities up to 30 years that include an initial introductory rate period of up to 10 years. Our adjustable-rate owner-occupied residential real estate loans have a competitive initial rate. After the initial fixed period (ranging between one to ten years) the rate adjusted to a predetermined margin plus the current index based on the 1 Year LIBOR. The rate adjustments are limited to 2.0% for the first change with subsequent adjustments every six months limited to 1.0%. The lifetime cap is limited to 6.0% over the initial rate.

On February 1, 2021, the bank discontinued offering the 1 Year LIBOR as an index, replacing it with the 30 day average Secured Overnight Financing Rate (SOFR). Any loans originated and locked after this date will adjust to predetermined margin plus the current index based on 30 day SOFR as published by the Federal Reserve Bank of New York. The rate adjustments are limited to 2.0% for the first change with subsequent adjustments every six months limited to 1.0%. The life time cap is limited to 6% over the initial rate.

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

One- to four-family, owner-occupied residential real estate loans are generally underwritten according to Fannie Mae or Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate one- to four-family owner-occupied real estate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is generally $548,250 for single-family homes in our market area. However, loans in excess of $548,250 (which are referred to as “jumbo loans”) may be originated and sold on a servicing released basis as well. We retain the majority of “jumbo loans” in our loan portfolio. We generally underwrite jumbo loans in accordance to our portfolio underwriting guidelines. At June 30, 2021, the average size of our one- to four-family, owner-occupied residential real estate loans originated for our portfolio was $157,000.

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

One- to Four-Family Real Estate Loans – Non-Owner Occupied. At June 30, 2021, $22.4 million, or 10.3% of our total loan portfolio, consisted of one- to four-family non-owner occupied real estate loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. Our one- to four-family non-owner occupied real estate loans generally have adjustable rates with 30-year terms and a fixed initial rate ranging between three to seven years. Our adjustable-rate mortgages one- to four-family non-owner occupied real estate loans have a competitive initial rate that typically resets to an applicable margin with an adjustment every six months, up to 2% over the 1 Year LIBOR Rate after the initial three-, five- or seven-year fixed period with a lifetime rate cap of 14.50%.

On February 1, 2021, the bank discontinued offering the 1 year LIBOR as an index, placing it with the 30 day average Secured Overnight Financing Rate (SOFR).Any loans orignated and locked after February 1, 2021 adjusted to a predetermined margin plus the current index based on the 30 day SOFR as published by the Federal Reserve Bank of New York. After the initial fixed rate period they reset to an appliable margin every six months up to 2% over the 30 day SOFR and have a lifetime cap of 14.50%.

We generally target one- to four-family non-owner occupied loans with balances up to $250,000. At June 30, 2021, our average one- to four-family non-owner occupied real estate loan was $127,000. Virtually all of our one- to four-family non-owner occupied real estate loans are secured by properties located in our primary lending area.

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

Multifamily Real Estate Loans. At June 30, 2021 multifamily real estate loans were $91.9 million, or 42.4%, of our total loan portfolio. We originate individual multifamily real estate loans to experienced, growing small- and mid-size owners and investors in our market areas. Our multifamily real estate loans are generally secured by properties consisting of five to 40 rental units within our market. However, due to the highly competitive nature and the limited inventory in our market, we have expanded beyond our market, but within the State of Wisconsin, for multifamily opportunities without compromising credit quality.

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

Commercial Real Estate Loans. In recent years, we have sought to increase our originations of owner-occupied commercial real estate loans, and we have limited our originations of non-owner occupied commercial real estate loans. At June 30, 2021, we had $18.1 million in commercial real estate loans, representing 8.3% of our total loan portfolio, and $2.5 million in commercial and industrial loans, representing 1.2% of our total loan portfolio. Most of our commercial real estate loans are balloon loans with a three-, five- or seven-year initial term and a 25-year amortization period. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. These loans are secured by traditional commercial property types including industrial, office, retail and warehouse/storage facilities.

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

Home Equity Loans and Lines of Credit. At June 30, 2021, home equity loans and lines of credit (which we categorize as consumer loans) totaled $16.6 million, with $7.4 million in outstanding balances. This total consisted of $787,000 of home equity loans and $6.6 million of home equity lines of credit. The underwriting standards utilized for home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit are offered with a loan-to-value ratio up to 80%. However, we offer special programs to borrowers who satisfy certain underwriting criteria (such as having an additional banking relationship) with loan-to-value ratios of up to 85%. Our home equity loans and lines of credit are generally 10-year balloon loans. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

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

We currently sell a significant majority of the fixed-rate one- to four-family residential real estate loans we originate on the secondary market. The loans are closed in our name, and are then sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as FHA and VA government loans. During the year ended June 30, 2021, we originated $520.3 million of one- to four-family residential real estate loans and sold $496.5 million, and during the year ended June 30, 2020, we originated $355.3 million of one- to four-family residential real estate loans and sold $334.9 million.

Loan Approval Procedures and Authority

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital. This limit may be increased to 50% of capital for loans secured by certain assets. At June 30, 2021, based on the 20% limitation, our loans-to-one-borrower limit was approximately $7.1 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. At June 30, 2021, our largest loan relationship with one borrower was for $5.5 million, which was secured by a mix of multifamily buildings, with the underlying loans performing in accordance with their original terms on that date.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Subject to our underwriting procedures, each of our Chairman of the Board, our President and Chief Executive Officer, Executive Vice President, and Vice President of Mortgage Lending has individual authorization to approve certain residential loans up to $1.0 million, or aggregate exposure up to $2.0 million. Any residential loan above $1.0 million, and any commercial loan above $500,000, requires Loan Committee approval. Our Loan Committee consists of our Chairman of the Board, our President and Chief Executive Officer, our Executive Vice President, our Chief Credit Officer and our Vice President of Mortgage Lending. Commercial loans above $2.0 million require board approval and any commercial borrowing relationship exceeding $3.0 million requires board approval for all subsequent loans.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2021			2020			2019
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Construction, land and development	$—	$—	$—	$69	$—	$—	$—	$—	$—
One- to four-family owner occupied residential	536	—	587	1,275	114	966	2,129	450	1,203
One- to four-family non-owner occupied residential	—	—	—	—	—	57	104	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	183	—	—	189	—	—	194
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and installment	—	—	23	64	—	129	72	25	128
Total	$536	$—	$793	$1,408	$114	$1,341	$2,305	$475	$1,525

	At June 30,			At September 30,
	2018			2017
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Construction, land and development	$75	$—	$87	$116	$—	$—
One- to four-family owner occupied residential	2,075	—	924	1,346	38	1,225
One- to four-family non-owner occupied residential	—	—	95	—	—	95
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	199	158	—	203
Commercial and industrial	—	—	—	—	—	—
Consumer and installment	91	—	139	34	—	242
Total	$2,241	$—	$1,444	$1,654	$38	$1,765

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. There were no non-accruing troubled debt restructured loans as of June 30, 2021, 2020 2019, and 2018. As of September 30, 2017, there were $1.4 million in non-accruing troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At June 30,				At September 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Non-accrual loans:
Construction, land and development	$—	$—	$—	$87	$—
One- to four-family owner occupied residential	587	966	1,203	924	1,225
One- to four-family non-owner occupied residential	—	57	—	95	95
Multifamily	—	—	—	—	—
Commercial real estate	183	189	194	199	203
Commercial and industrial	—	—	—	—	—
Consumer and installment	23	129	128	139	242
Total non-accrual loans	793	1,341	1,525	1,444	1,765

Accruing loans past due 90 days or more	—	—	—	—	—

Real estate owned:
Construction, land and development	168	434	909	1,114	1,278
One- to four-family owner occupied residential	—	—	384	88	136
One- to four-family non-owner occupied residential	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	—	1,854	2,787	2,741	2,957
Commercial and industrial	—	—	—	—	—
Consumer and installment	—	—	—	14	—
Total real estate owned	168	2,288	4,080	3,957	4,371

Total non-performing assets	$961	$3,629	$5,605	$5,401	$6,136

Total accruing troubled debt restructured loans	$104	$196	$—	$—	$1,408

Total non-performing loans to total loans	0.37%	0.56%	0.58%	0.54%	0.67%
Total non-performing assets to total assets	0.30%	1.19%	1.80%	1.72%	1.99%

Interest income that would have been recorded for the fiscal year ended June 30, 2021 had non-accruing loans been current according to their original terms amounted to $44,000. We recognized $20,000 of interest income for these loans for the fiscal year ended June 30, 2021. In addition, interest income that would have been recorded for the fiscal year ended June 30, 2021 had accruing troubled debt restructurings been current according to their original terms, amounted to $2,000. We recognized $5,000 of interest income for these loans for the fiscal year ended June 30, 2021.

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

On the basis of our review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At June 30,
	2021	2020

	(In thousands)
Substandard assets - not accruing	$878	$3,440
Doubtful assets	—	—
Loss assets	47	116
Total classified assets	$961	$3,629
Special mention assets	$4,527	$8,119

During the year ended June 30, 2021, classified assets improved by $2.7 million year over year. Activities having the largest impact on the balances include net proceeds from OREO sales of $2.0 million and $153,000 in charge-offs on OREO properties. In addition, $523,000 in assets consisting of seven residential real estate loans were no longer classified as of June 30, 2021.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the			At or for the				At or for the
	Years Ended			Nine Months Ended				Year Ended
	June 30,			June 30,				September 30,
	2021	2020	2019	2018		2017		2017

	(Dollars in thousands)
Allowance at beginning of period	$1,353	$1,294	$1,324	$1,879		$4,482		$4,482
Provision for loan losses	150	135	—	425		—		—

Charge offs:
Construction, land and development	—	—	—	—		—		—
One- to four-family owner occupied residential	62	58	—	54		8		14
One- to four-family non-owner occupied residential	—	—	44	—		18		18
Multifamily	—	—	—	—		—		—
Commercial real estate	—	—	—	980		2,610		2,639
Commercial and industrial	—	—	—	—		—		—
Consumer and installment	30	45	16	1		2		4
Total charge-offs	92	103	60	1,035		2,638		2,675

Recoveries:
Construction, land and development	—	—	—	30		9		12
One- to four-family owner occupied residential	—	5	29	18		27		34
One- to four-family non-owner occupied residential	—	—	—	1		9		9
Multifamily	—	—	—	—		1		1
Commercial real estate	—	—	—	4		8		11
Commercial and industrial	—	—	—	—		—		—
Consumer and installment	1	22	1	2		4		5
Total recoveries	1	27	30	55		58		72

Net (charge-offs) recoveries	(91)	(76)	(30)	(980)		(2,580)		(2,603)

Allowance at end of period	$1,412	$1,353	$1,294	$1,324		$1,902		$1,879

Allowance to non-performing loans	178.09%	100.91%	84.86%	91.68%		130.32%		106.47%
Allowance to total loans outstanding at the end of the period	0.65%	0.57%	0.50%	0.50%		0.73%		0.71%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.04)%	(0.03)%	(0.01)%	(0.51)	%(1)	(1.32)	% (1)	(1.00)%

(1)	Annualized.

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

	At June 30,
	2021			2020			2019
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Allowance	Loans in		Allowance	Loans in		Allowance	Loans in
		in Category	Each		in Category	Each		in Category	Each
	Allowance	to Total	Category to	Allowance	to Total	Category to	Allowance	to Total	Category to
	for Loan	Allocated	Total	for Loan	Allocated	Total	for Loan	Allocated	Total
	Losses	Allowance	Loans	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Construction, land and development	$11	0.84%	1.13%	$14	1.13%	1.93%	$4	0.40%	1.65%
One- to four-family owner occupied residential	326	24.91	33.21	356	28.74	42.11	68	6.27	47.80
One- to four-family non-owner occupied residential	116	8.86	10.32	77	6.21	8.89	27	2.47	8.03
Multifamily	459	35.06	42.37	287	23.16	32.03	110	10.19	28.05
Commercial real estate	316	24.14	8.34	400	32.28	9.97	796	73.86	10.10
Commercial and industrial	14	1.07	1.16	8	0.65	1.33	3	0.31	0.63
Consumer and installment	67	5.12	3.47	97	7.83	3.74	70	6.50	3.74
Total allocated allowance	1,309	100.00%	100.00%	1,239	100.00%	100.00%	1,078	100.00%	100.00%
Unallocated	103			114			216
Total	$1,412			$1,353			$1,294

	At June 30,			At September 30,
	2018			2017
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

Construction, land and development	$5	0.38%	1.82%	$84	5.81%	1.31%
One- to four-family owner occupied residential	7	0.54	46.21	54	3.71	45.40
One- to four-family non-owner occupied residential	71	5.42	8.98	121	8.39	8.65
Multifamily	71	5.42	26.80	61	4.21	23.07
Commercial real estate	953	72.78	11.10	885	61.25	15.96
Commercial and industrial	104	7.95	0.80	76	5.26	0.71
Consumer and installment	98	7.49	4.29	164	11.37	4.90
Total allocated allowance	1,309	100.00%	100.00%	1,445	100.00%	100.00%
Unallocated	15			434
Total	$1,324			$1,879

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

At June 30, 2021, our investment portfolio consisted primarily of obligations issued by states and political subdivisions, and Federal Home Loan Bank of Chicago stock. At June 30, 2021, we owned $1.0 million of Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to purchase stock in the Federal Home Loan Bank of Chicago, which stock is carried at cost and classified as restricted equity securities.

The following table sets forth the amortized cost and estimated fair value of our available for sale securities portfolio at the dates indicated. At the dates indicated, we did not hold any securities as held to maturity.

	At June 30,
	2021		2020		2019
		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Obligations of states and political subdivisions	$23,350	$23,776	$17,563	$18,005	$18,720	$18,878
U.S. government agency obligations	6,000	5,982	—	—	—	—
Mortgage-backed securities	1,230	1,275	1,372	1,444	1,065	1,106
Municipal leases	1,002	1,003	—	—	—	—
Certificates of deposit	800	833	800	849	555	558
Total	$32,382	$32,869	$19,735	$20,298	$20,340	$20,542

As of June 30, 2021, we had no securities of issuers that exceeded 10% of our total equity as of that date.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2021, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at June 30, 2021, were taxable securities.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
U.S. Government sponsored enterprises	$986	2.29%	$8,762	2.95%	$4,772	2.64%	$8,830	2.25%	$23,350	$23,776	2.59%
U.S. government agency obligations	—	—	3,000	0.53%	3,000	1.01%	—	—	6,000	5,982	0.77%
Mortgage-backed securities	—	—	—	—	1,230	3.35%	—	—	1,230	1,275	3.35%
Municipal leases	—	—	361	2.00%	—	—	641	2.24%	1,002	1,003	2.15%
Certificates of deposit	—	—	800	2.49%	—	—	—	—	800	833	2.49%
Total	$986	2.29%	$12,923	2.33%	$9,002	2.19%	$9,471	2.25%	$32,382	$32,869	2.27%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2021			2020			2019
			Average			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest bearing accounts	$44,015	16.31%	—%	$39,235	15.32%	—%	$28,914	12.33%	—%
Interest-bearing demand	64,976	24.08	0.06%	54,393	21.24	0.06%	48,500	20.67	0.04%
Interest-bearing savings and NOW accounts	88,157	32.66	0.08%	75,398	29.45	0.08%	70,386	30.01	0.08%
Certificates of deposit	72,738	26.95	1.47%	87,046	33.99	1.84%	86,761	36.99	1.80%
Total	$269,886	100.00%	0.57%	$256,072	100.00%	0.83%	$234,561	100.00%	0.70%

As of June 30, 2021, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 was $6.9 million. The following table sets forth the maturity of these certificates as of June 30, 2021.

At
June 30, 2021
(In thousands)
Maturity Period:
Three months or less	$1,068
Over three through six months	507
Over six through twelve months	1,014
Over twelve months	4,307
Total	$6,896

Borrowings. As of June 30, 2021, we had a master contract agreement with the Federal Home Loan Bank of Chicago pursuant to which we could borrow $121.4 million. At June 30, 2021, we had Federal Home Loan Bank of Chicago advances totaling $5.0 million. In addition, we have a $5.0 million line of credit with U.S. Bank. No amount was outstanding on this line of credit at June 30, 2021.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the
	Year Ended
	June 30,
	2021	2020	2019

	(Dollars in thousands)
Balance outstanding at end of period	$5,000	$9,000	$44,200
Weighted average interest rate at the end of period	—%	0.34%	2.49%
Maximum amount of borrowings outstanding at any month end during the period	$9,000	$36,000	$61,700
Average balance outstanding during the period	$5,215	$23,300	$46,756
Weighted average interest rate during the period	0.14%	1.71%	2.47%

Subsidiary Activities

The Equitable Bank currently has two active subsidiaries. Equitable Investment Corp. is a Nevada corporation that holds all of the investment securities of The Equitable Bank. Equity Credit Corp. is a corporation that holds an asset of bank-owned real estate that had been taken into ownership by The Equitable Bank in 2010.

Personnel

As of June 30, 2021, we had 91 full-time employees and 24 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Minimum Tax. For tax years beginning before 2018, the Internal Revenue Code imposed an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Prior payments of alternative minimum tax create AMT credits that may be used to offset as credits against regular tax liabilities in future years. In addition, these AMT credits are refundable for any taxable year beginning after 2017 and before 2021 in an amount equal to 50% (100% in the case of taxable years beginning in 2021) of the excess of the minimum tax credit for the taxable year over the amount of the credit allowable for the year against regular tax liability. As of June 30, 2021, The Equitable Bank has no minimum tax credit carryforward to utilize in the future. The credit is not subject to expiration.

Net Operating Loss Carryovers. For losses originated in taxable years beginning before 2018, a financial institution may generally carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2021, The Equitable Bank had approximately $26.8 million of federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any unutilized loss carryforward remaining after the five-year carryover period is not deductible. At June 30, 2021, The Equitable Bank had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. However, losses originated in taxable years beginning before 2009 may be carried forward to tax years beginning before 2032. At June 30, 2021, The Equitable Bank had approximately $43.0 million of Wisconsin net business loss carryforwards.

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

The Equitable Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, The Equitable Bank is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the eleven regional banks in the Federal Home Loan Bank System.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2.0 trillion to combat the coronavirus (“COVID-19”) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

●	Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes. The passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (EAA), being part of the larger omnibus package, the consolidated Appropriations Act, enacted 12/27/2020, extended this provision of the CARES Act to the earlier to occur of January 1, 2022, or 60 days after the COVID-19 National Emergency has been declared over.
●	Temporarily reducing the Community Bank Leverage Ratio (the “CBLR”) to 8%. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. This law also states that if a qualifying community bank falls below the CBLR, it “shall have a reasonable grace period” to again achieve compliance.
●	The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. The period to request forbearance has been extended several times, most recently to at least September 30, 2021.
●	The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. During the time of the forbearance, the multifamily borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multifamily borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance. Most recently, the FHA announced an extension of the multi-family loan forbearance program until at least September 30, 2021.

The Paycheck Protection Program

The CARES Act provided approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans were 100% federally guaranteed (principal and interest) through December 31, 2020. An eligible business could apply for a Paycheck Protection Program (“PPP”) loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan could be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans had: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guaranteed 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds were used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act became law, which provided an additional $320 billion in PPP funding. Additionally the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act became law on December 27, 2020, which again provided $285 billion in PPP funding. This third Act expanded the eligible expenditures for which a business could use PPP proceeds, and provided for a simplified forgiveness application for PPP loans of $150,000 or less. On May 5, 2021, the SBA announced that all PPP funds had been exhausted.

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

Federal Law and Regulation. The Interstate Banking Act permits the federal banking agencies to, under certain circumstances, approve merger transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law. The Interstate Banking Act, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch. The establishment of branches and bank mergers require the prior approval of the Federal Deposit Insurance Corporation.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions. At June 30, 2021, The Equitable Bank had no borrowers with outstanding balances in excess of the loans-to-one borrower limit.

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

The Federal Deposit Insurance Corporation imposes deposit insurance assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. That system was effective in 2016 and replaced a system under which each institution was assigned to a risk category. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The current scale, also effective in 2016, is a reduction from the previous range of 2.5 to 45 basis points. The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The existing system represents a change, required by the federal legislation, from the Federal Deposit Insurance Corporation’s prior practice of basing the assessment on an institution’s aggregate deposits.

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

Capital Requirements

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At June 30, 2021, The Equitable Bank’s net worth ratio, as calculated under Wisconsin law DFI-SB 1.03(9), was 9.1%.

Federal Law and Regulation. Federal regulations require Federal Deposit Insurance Corporation insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the federal legislation.

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing the new CBLR (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds that ratio is deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying bank may opt in and out of the CBLR framework on its quarterly call report. A bank that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the CBLR requirements or the generally applicable capital regulations.

Section 4012 of the Coronavirus Aid, Relief and Economic Security Act of 2020 required that the CBLR be temporarily lowered to 8%. The federal regulators issued a rule making the lower ratio effective April 23, 2020. The rules also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% CBLR requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio, increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As previously noted, a qualifying bank that elects and complies with the alternative CBLR framework is deemed to be “well capitalized.”

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2021, The Equitable Bank’s Required Liquidity Ratio was 8%, and The Equitable Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies or the state of Wisconsin or a subdivision thereof, and cash. At June 30, 2021, The Equitable Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, The Equitable Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, contemplates reserve requirements on all depository institutions, including The Equitable Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2019, a depository institution was required to maintain average daily reserves equal to 3% on the first $124.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) was exempt from the reserve requirements. For 2020 and 2021, all reserve requirements have been reduced to 0% due to a change in the Federal Reserve Board’s framework for monetary policy. The Federal Reserve Board has indicated that it has no plans to reimpose a reserve management but could do so if future conditions warrant. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. This policy has been updated as a result of COVID-19 such that all other sources need not be exhausted before borrowing from the Federal Reserve. As of June 30, 2021, The Equitable Bank met its Regulation D reserve requirements.

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

In July 2021, the Federal Deposit Insurance Corporation, Federal Reserve Board and the Office of the Comptroller of the Currency announced plans to jointly work to “strengthen and modernize” the CRA regulations and the related regulatory framework. No timetable for a rulemaking process was indicated.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of eleven Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

The Equitable Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. The Equitable Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $1.0 million at June 30, 2021.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At June 30, 2021, The Equitable Bank had $5.0 million in advances from the Federal Home Loan Bank of Chicago.

Other Regulations

Interest and other charges collected or contracted for by The Equitable Bank are subject to state usury laws and federal laws concerning interest rates. The Equitable Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; and
●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of The Equitable Bank also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
●	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. TEB Bancorp, Inc. and TEB MHC are bank holding companies within the meaning of the Bank Holding Company of 1956. As such, TEB Bancorp, Inc. and TEB MHC are registered with the Federal Reserve Board and are subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over TEB Bancorp, Inc., TEB MHC and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Acquisitions of additional banks or savings institutions by a bank holding company generally require the prior approval of the Federal Reserve Board.

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

Capital. Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for The Equitable Bank. The federal legislation enacted in 2010, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. A framework of consolidated regulatory capital requirements identical to that applicable to the subsidiary banks applies to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and 2018 legislation, and the related regulations, has increased the threshold for the exception to $3.0 billion. As a result, the Federal Reserve Board’s consolidated holding company regulatory capital requirements do not presently apply to TEB Bancorp, Inc. or TEB MHC.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as when the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend is not covered by earnings for the period for which the dividend is being paid or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized.

Federal Reserve Board regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person (including a company), or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with TEB Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations separately provide that no company may acquire control (as defined in the Bank Holding Company Act and Federal Reserve Board regulations) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

ITEM 1A.	Risk Factors

Not applicable, as TEB Bancorp, Inc. is a “smaller reporting company.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of June 30, 2021, the net book value of our office properties was $6.7 million. The following table sets forth information regarding our offices.

			Net Book
	Leased or	Year Acquired	Value of
Location	Owned	or Leased	Real Property

	(In thousands)
Main Office:
2290 N. Mayfair Road Wauwatosa, Wisconsin 53226	Owned	1993	$1,580

Other Properties:
West Allis
7400 W. Oklahoma Avenue West Allis, Wisconsin 53219	Owned	1992	$205

Whitefish Bay
705 E. Silver Spring Drive Whitefish Bay, Wisconsin 53217	Leased	2004	$—

Hales Corner
5225 S. 108th Street Hales Corners, Wisconsin 53130	Owned	1982	$278

Waterford
701 Trailview Court Waterford, Wisconsin 53185	Owned	2008	$1,481

Delafield
N15 W30921 Golf Road Delafield, Wisconsin 53018	Owned	2007	$3,116

Cedarburg (Mortgage Lending Office)
W62 N244 Washington Avenue Suite A-101 Cedarburg, Wisconsin 53012	Leased	2012	$—

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

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

Our common stock is traded on the OTC Pink Marketplace under the symbol “TBBA.” As of September 23, 2021, we had 209 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 2,624,343 shares of common stock outstanding. The following table sets forth market price information for our common stock for the last two fiscal years. We did not declare a dividend for the period listed.

	Price Per Share
	2021		2020
	High	Low	High	Low
Quarter ended June 30,	$9.67	$9.25	$7.49	$6.35
Quarter ended March 31,	$9.70	$7.50	$8.50	$6.00
Quarter ended December 31,	$7.74	$5.65	$9.00	$8.20
Quarter ended September 30,	$6.61	$5.20	$9.45	$8.05

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

There were no sales of unregistered securities during the quarter ended June 30, 2021.

There were no repurchases of shares of TEB Bancorp, Inc.’s common stock during the quarter ended June 30, 2021.

ITEM 6.	Selected Financial Data

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of TEB Bancorp, Inc. and The Equitable Bank, S.S.B. The financial condition data at June 30, 2021 and 2020, and the operating data for the fiscal years ended June 30, 2021 and 2020 were derived from the audited consolidated financial statements of TEB Bancorp, Inc. included elsewhere in this annual report. The information at and for the year ended June 30, 2019, the nine months ended June 30, 2018 and June 30, 2017 and for the year ended September 30, 2017 was derived in part from audited financial statements that are not included in this annual report. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this annual report.

	At June 30,				At September 30,
	2021	2020	2019	2018	2017

	(In thousands)
Selected Financial Condition Data:
Total assets	$315,702	$305,475	$312,248	$313,424	$307,840
Cash and cash equivalents	49,377	13,106	5,631	6,134	5,618
Available for sale securities	32,869	20,298	20,542	20,906	20,650
Loans, net of allowance for loan losses	215,420	237,300	259,873	263,999	262,073
Loans held for sale	6,867	18,690	7,080	6,416	4,062
Other real estate owned, net	168	2,288	4,080	3,957	4,371
Premises and equipment, net	7,912	7,960	8,165	8,252	8,328
Federal Home Loan Bank stock	1,031	1,346	2,061	2,070	1,141
Deposits	269,886	256,072	234,561	244,463	260,511
Borrowings	5,000	9,000	44,200	46,000	22,700
Deferred tax asset valuation allowance	8,243	11,046	10,868	10,503	14,353
Total equity	33,124	23,512	24,408	14,102	14,390

	For the Years Ended			For the Nine Months		For the Year Ended
	June 30,			Ended June 30,		September 30,
	2021	2020	2019	2018	2017	2017

	(In thousands)
Selected Operating Data:
Interest income	$10,489	$11,879	$12,530	$8,822	$8,760	$11,736
Interest expense	1,271	2,222	2,673	1,256	936	1,265
Net interest income before provision for loan losses	9,218	9,657	9,857	7,566	7,824	10,471
Provision for loan losses	150	135	—	425	—	—
Net interest income after provision for loan losses	9,068	9,522	9,857	7,141	7,824	10,471
Non-interest income	13,227	6,247	2,598	1,895	1,946	2,612
Non-interest expenses	15,909	14,677	12,909	10,063	9,794	12,871
Income (loss) before income tax expense (benefit)	6,386	1,092	(454)	(1,027)	(24)	212
Income tax expense (benefit)	—	—	(55)	(425)	—	—
Net income (loss)	$6,386	$1,092	$(399)	$(602)	$(24)	$212

				At or For the Nine		At or For the
	At or For the Years Ended			Months Ended		Years Ended
	June 30,			June 30, (1)		September 30,
	2021	2020	2019	2018	2017	2017
Performance Ratios:
Return (loss) on average assets	2.11%	0.36%	(0.13)%	(0.27)%	(0.01)%	0.07%
Return (loss) on average equity	23.81%	4.30%	(2.5)%	(5.72)%	(0.24)%	1.60%
Interest rate spread (2)	3.30%	3.36%	3.37%	3.57%	3.65%	3.68%
Net interest margin (3)	3.39%	3.48%	3.44%	3.61%	3.68%	3.71%
Non-interest expenses to average assets	5.26%	4.84%	4.21%	4.48%	4.33%	4.26%
Efficiency ratio (4)	70.88%	92.28%	103.64%	106.37%	100.25%	98.39%
Average interest-earning assets to average interest-bearing liabilities	119.50%	114.57%	107.59%	106.10%	106.35%	106.15%
Earnings per share	$2.43	$0.42	$(0.15)	N/A	N/A	N/A
Dividend payout ratio	—%	—%	—%	N/A	N/A	N/A

Capital Ratios:
Average equity to average assets	8.87%	8.37%	5.20%	4.68%	4.38%	4.38%
Tangible capital equity to total assets	10.49%	7.70%	7.82%	4.50%	4.27%	4.67%
Total capital to risk weighted assets	18.84%	15.02%	14.01%	8.90%	9.10%	9.24%
Tier 1 capital to risk weighted assets	18.09%	14.32%	13.36%	8.23%	8.15%	8.29%
Common equity tier 1 capital to risk weighted assets	18.09%	14.32%	13.36%	8.23%	8.15%	8.29%
Tier 1 capital to average assets	11.26%	9.30%	8.55%	5.46%	5.37%	5.46%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.65%	0.57%	0.50%	0.50%	0.73%	0.71%
Allowance for loan losses as a percentage of non-performing loans	178.09%	100.91%	84.86%	91.68%	130.32%	106.47%
Net (charge-offs) recoveries to average outstanding loans during the period	(0.04)%	(0.03)%	(0.01)%	(0.51)%	(1.78)%	(1.01)%
Non-performing loans as a percentage of total loans	0.37%	0.56%	0.58%	0.54%	0.56%	0.67%
Non-performing loans as a percentage of total assets	0.25%	0.44%	0.49%	0.46%	0.48%	0.57%
Total non-performing assets as a percentage of total assets	0.30%	1.19%	1.80%	1.72%	2.06%	1.99%

Other:
Number of banking offices	6	6	6	6	6	6
Number of loan production offices	1	1	1	1	1	1
Number of full-time equivalent employees	103	104	105	106	107	109

(1)	Annualized.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Total assets increased $10.2 million, or 3.3%, to $315.7 million at June 30, 2021 from $305.5 million at June 30, 2020, primarily reflecting increases in cash and cash equivalents and available for sale securities offset by decreases in loans held for investment and loans held for sale. Total deposits increased $13.8 million, or 5.4%, to $269.9 million at June 30, 2021 from $256.1 million at June 30, 2020. This resulted from an increase in interest-bearing savings and NOW accounts, which increased $12.8 million, or 16.9%, to $88.2 million at June 30, 2021 from $75.4 million at June 30, 2020, and an increase in demand deposits, which increased $15.4 million, or 16.4%, to $109.0 million at June 30, 2021 from $93.6 million at June 30, 2020.

Borrowed funds, consisting solely of Federal Home Loan Bank of Chicago (“FHLB”) advances, decreased $4.0 million, or 44.4%, to $5.0 million at June 30, 2021 from $9.0 million at June 30, 2020. Increased levels of deposits and cash during the year reduced our reliance on borrowed funds.

Net income was $6.4 million for the year ended June 30, 2021, compared to $1.1 million for the year ended June 30, 2020. The increase in income was due to an increase in non-interest income during the year ended June 30, 2021, offset by a decrease in net interest income and an increase in non-interest expense. Net interest income after provision for loan losses decreased $454,000, or 4.8%, to $9.1 million for the year ended June 30, 2021 from $9.5 million for the year ended June 30, 2020, primarily as a result of a lower average balance of loans. Non-interest income increased by $7.0 million, or 111.7%, to $13.2 million for the year ended June 30, 2021 from $6.2 million for the year ended June 30, 2020, primarily resulting from a $6.9 million, or 135.0%, increase in gain on sales of mortgage loans. Non-interest expenses increased $1.2 million, or 8.4%, to $15.9 million for the year ended June 30, 2021 compared to $14.7 million for the year ended June 30, 2020. The increase in non-interest expenses was due to an increase in compensation and benefits expense during the year ended June 30, 2021.

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

COVID-19 Outbreak

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020 was declared a national emergency in the United States. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry, and the retail industry. The following table shows the Company’s exposure within these hard-hit industries.

Commercial Loan Type	June 30, 2021	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,572,457	0.73%
Retail	2,255,298	1.04%
Hospitality and tourism	—	—%
	$3,827,755	1.77%

The Company’s allowance for loan losses increased $59,000 to $1.4 million at June 30, 2021 compared to $1.4 million at June 30, 2020. Provisions were booked totaling $150,000 during the year ended June 30, 2021, compared to $135,000 during the year ended June 30, 2020. At June 30, 2021 and June 30, 2020, the allowance for loan losses represented 0.65% and 0.57% of total loans, respectively. In determining its allowance for loan loss level at June 30, 2021, the Company considered the health and composition of its loan portfolio going into the COVID-19. At June 30, 2021, approximately 98.8% of the Company’s loan portfolio was collateralized by real estate. Approximately 1.8% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy continues to reopen. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to continue to reopen, and/or high levels of unemployment return, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our uninsured investment revenues may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

As of June 30, 2021, the Company originated 26 PPP loans totaling $1.8 million and generated approximately $76,000 from the processing fees. All PPP loan originations occurred before the end of the June 30, 2021 reporting period. As of June 30, 2021, 18 PPP loans totaling $1.1 million have been forgiven.

As of June 30, 2021, the Company had modified 88 loans aggregating $22.9 million, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, $22.8 million, or 99.5%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of June 30, 2021, all of these modifications have resumed monthly loan payments and no modifications remain in a deferred status. Three loans totaling $294,000 that were modified did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, one of the loans was transferred out of TDR status after receiving six consecutive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

	As of June 30, 2021
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	2	$113,324	—	$—
1-4 family owner occupied	50	6,928,668	—	—
1-4 family non-owner occupied	16	2,255,510	—	—
Multifamily	13	10,716,179	—	—
Commercial owner occupied	2	1,419,056	—	—
Commercial non-owner occupied	2	1,408,571	—	—
Consumer and installment loans	3	40,655	—	—
Total loan modification requests	88	$22,881,963	—	$—

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Total assets increased $10.2 million, or 3.3%, to $315.7 million at June 30, 2021 from $305.5 million at June 30, 2020, primarily reflecting increases in cash and cash equivalents and available for sale securities offset by decreases in loans held for investment and loans held for sale.

Cash and cash equivalents increased $36.3 million, or 276.8%, to $49.4 million at June 30, 2021 from $13.1 million at June 30, 2020 due to the increased balance in deposit accounts and decrease in total loans outstanding during the year.

Available-for-sale securities increased $12.6 million, or 61.9%, to $32.9 million at June 30, 2021 from $20.3 million at June 30, 2020, due to utilizing excess cash to purchase securities totaling $16.9 million, offset by maturities and calls of $4.3 million.

Loans held for investment decreased $21.8 million, or 9.1%, to $216.8 million at June 30, 2021 from $238.7 million at June 30, 2020, primarily reflecting a decrease in one- to four-family owner occupied loans of $28.5 million, or 28.4%, to $72.0 million at June 30, 2021 from $100.5 million at June 30, 2020. The decrease in one- to four-family owner occupied loans resulted from increased refinances and loan paydowns. These decreases were partially offset by an increase in multifamily loans of $15.4 million, or 20.2%, to $91.9 million at June 30, 2021 from $76.4 million at June 30, 2020, as we continue to focus on originating this type of loan.

Loans held for sale decreased $11.8 million, or 63.3%, to $6.9 million at June 30, 2021 from $18.7 million at June 30, 2020. We currently sell a majority of the fixed-rate one- to four-family residential real estate loans that we originate. The balances at any month end vary based on the timing and volume of loan originations and sales. The decrease in mortgage interest rates due to COVID-19 resulted in a greater volume of loans originated and sold in the last quarter of the fiscal year ended June 30, 2020.

Total deposits increased $13.8 million, or 5.4%, to $269.9 million at June 30, 2021 from $256.1 million at June 30, 2020. The increase was due to increases in demand deposits of $15.4 million, or 16.4%, to $109.0 million at June 30, 2021, from $93.6 million at June 30, 2020 and interest-bearing savings and NOW accounts of $12.8 million, or 16.9%, to $88.2 million at June 30, 2021 from $75.4 million at June 30, 2020, offset by a decrease in certificates of deposit of $14.3 million, or 16.4%, to $72.7 million at June 30, 2021 from $87.0 million at June 30, 2020. These increases are largely due to increased economic stimulus payments with decreases in certificates of deposit balances resulting from decreases in interest rates offered.

Borrowed funds, consisting solely of FHLB advances, decreased $4.0 million, or 44.4%, to $5.0 million at June 30, 2021 from $9.0 million at June 30, 2020. During the year, deposits increased and assets decreased, which allowed us to pay down borrowings.

Total equity increased $9.6 million, or 40.9%, to $33.1 million at June 30, 2021 from $23.5 million at June 30, 2020 as a result of net income for the year. Accumulated other comprehensive loss decreased as a result of higher yields on our pension investments, resulting in a net positive funded status as of June 30, 2021.

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

	For the Year Ended June 30, 2021			For the Year Ended June 30, 2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$229,258	$9,879	4.31%	$249,657	$11,173	4.48%
Securities	21,867	577	2.64%	21,719	604	2.78%
Federal Home Loan Bank of Chicago stock	1,116	30	2.69%	1,288	53	4.12%
Other	19,602	3	0.01%	4,688	49	1.05%
Total interest-earning assets	271,843	10,489	3.86%	277,352	11,879	4.28%
Non-interest-earning assets	30,707			25,971
Total assets	$302,550			$303,323

Interest-bearing liabilities:
Demand deposits	$61,442	37	0.06%	$49,837	29	0.06%
Savings and NOW deposits	82,191	69	0.08%	74,453	62	0.08%
Certificates of deposit	78,629	1,158	1.47%	94,481	1,733	1.84%
Total interest-bearing deposits	222,262	1,264	0.57%	218,771	1,824	0.83%
Borrowings	5,215	7	0.14%	23,300	398	1.71%
Total interest-bearing liabilities	227,477	1,271	0.56%	242,071	2,222	0.92%
Non-interest-bearing liabilities	48,249			35,852
Total liabilities	275,726			277,923
Total equity	26,824			25,400
Total liabilities and equity	$302,550			$303,323
Net interest income		$9,218			$9,657
Net interest rate spread (1)			3.30%			3.36%
Net interest-earning assets (2)	$44,366			$35,281
Net interest margin (3)			3.39%			3.48%
Average interest-earning assets to interest-bearing liabilities	119.50%			114.57%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30, 2021 vs.			Year Ended June 30, 2020 vs.
	2020			2019
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(879)	$(415)	$(1,294)	$(508)	$(81)	$(589)
Securities	4	(30)	(26)	20	(7)	13
Federal Home Loan Bank of Chicago stock	(5)	(18)	(23)	(38)	(31)	(69)
Other	2	(49)	(47)	22	(28)	(6)
Total interest-earning assets	(878)	(512)	(1,390)	(504)	(147)	(651)

Interest-bearing liabilities:
Demand deposits	7	1	8	2	(1)	1
Savings and NOW deposits	6	1	7	(6)	2	(4)
Certificates of deposit	(233)	(342)	(575)	73	254	327
Total interest-bearing deposits	(220)	(340)	(560)	69	255	324
Borrowings	(25)	(366)	(391)	(415)	(360)	(775)
Total interest-bearing liabilities	(245)	(706)	(951)	(346)	(105)	(451)

Change in net interest income	$(633)	$194	$(439)	$(158)	$(42)	$(200)

Comparison of Operating Results for the Years Ended June 30, 2021 and 2020

General. Net income was $6.4 million for the year ended June 30, 2021, compared to $1.1 million for year ended June 30, 2020. The increase in income was due to an increase in non-interest income offset by a decrease in net interest income and an increase in non-interest expense, described in more detail below.

Interest Income. Interest income decreased $1.4 million, or 11.7%, to $10.5 million for the year ended June 30, 2021 compared to $11.9 million for the year ended June 30, 2020. Interest income on loans, which is our primary source of interest income, decreased $1.3 million, or 11.6%, to $9.9 million for the year ended June 30, 2021 compared to $11.2 million for the year ended June 30, 2020. Our average yield on loans decreased 17 basis points to 4.31% for the year ended June 30, 2021 from 4.48% for the year ended June 30, 2020, reflecting recent decreases in market interest rates. The average balance of loans also decreased by $20.4 million, or 8.2%, to $229.3 million for the year ended June 30, 2021 from $249.7 million for the year ended June 30, 2020.

Interest Expense. Interest expense decreased $951,000, or 42.8%, to $1.3 million for the year ended June 30, 2021 compared to $2.2 million for the year ended June 30, 2020, due to decreases in interest expense on borrowings and decreases in interest rates paid on deposits.

Interest expense on borrowings decreased $391,000 to $7,000 for the year ended June 30, 2021 from $398,000 for the year ended June 30, 2020. This decrease resulted from the decreases in both the average balance of borrowings and the average rate we paid on borrowings. The average balance of borrowings decreased $18.1 million to $5.2 million for the year ended June 30, 2021 from $23.3 million for the year ended June 30, 2020, and the annualized average rate we paid on borrowings decreased 157 basis points to 0.14% for the year ended June 30, 2021, from 1.71% for the year ended June 30, 2020. As described above, increased levels of deposits and cash during the year ended June 30, 2021 reduced our reliance on borrowed funds. The decrease in rates paid on borrowings reflects recent decreases in market interest rates.

Interest expense on deposits decreased $560,000, or 30.7%, to $1.3 million for the year ended June 30, 2021 from $1.8 million for the year ended June 30, 2020. Specifically, interest expense on certificates of deposit decreased $575,000, or 33.2%, to $1.2 million for the year ended June 30, 2021 from $1.7 million for the year ended June 30, 2020. This decrease resulted from an decrease in the annualized average rate we paid on certificates of deposit, which decreased 37 basis points to 1.47% for the year ended June 30, 2021 from 1.84% for the year ended June 30, 2020. The decrease in rates paid on certificates of deposit reflects decreases in market interest rates during the year ended June 30, 2021.

Net Interest Income. Net interest income decreased $454,000, or 4.8%, to $9.1 million for the year ended June 30, 2021 from $9.5 million for the year ended June 30, 2020, primarily as a result of the decreased interest income from loans. Our net interest rate spread decreased by six basis points to 3.30% for the year ended June 30, 2021 from 3.36% for the year ended June 30, 2020, and our net interest margin decreased by nine basis points to 3.39% for the year ended June 30, 2021 from 3.48% for the year ended June 30, 2020.

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

After an evaluation of these factors, we recorded a $150,000 provision for the year ended June 30, 2021 and $135,000 for the year ended June 30, 2020. Our allowance for loan losses increased $59,000, or 4.4%, to $1.4 million at June 30, 2021 from $1.4 million at June 30, 2020. The allowance for loan losses to total loans increased to 0.65% at June 30, 2021 from 0.57% at June 30, 2020, and the allowance for loan losses to non-performing loans increased to 178.09% at June 30, 2021 from 100.91% at June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income information is as follows.

	Year Ended June 30,		Change
	2021	2020	Amount	Percent

	(Dollars in thousands)
Service fees on deposits	$409	$430	$(21)	(4.9)%
Service fees on loans	224	238	(14)	(5.9)
Gain on sale of mortgage loans	12,033	5,120	6,913	135.0
Income on sale of uninsured products	503	321	182	56.7
Gain (loss) on sale of other real estate owned	33	118	(85)	(72.0)
Other	25	20	5	25.0
Total non-interest income	$13,227	$6,247	$6,980	111.7%

Gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) increased as we earned a higher servicing release premium in addition to selling $496.5 million of mortgage loans during the year ended June 30, 2021 compared to $334.9 million of such sales during the year ended June 30, 2020. Gain on sale of other real estate owned decreased as we made one sale of other real estate during the year eneded June 30, 2021 in excess of the principal balance and four sales of other real estate during the year ended June 30, 2020 in excess of the principal balance.

Non-interest Expenses. Non-interest expenses information is as follows.

	Year Ended June 30,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Compensation and benefits	$10,000	$8,503	$1,497	17.6%
Occupancy	2,121	1,969	152	7.7
Advertising	164	227	(63)	(27.8)
Data processing services	1,067	1,096	(29)	(2.6)
FDIC assessment	90	112	(22)	(19.6)
Cost of operations of other real estate owned	174	1,047	(873)	(83.4)
Insurance	116	156	(40)	(25.6)
Professional Fees	525	489	36	7.4
Other	1,652	1,078	574	53.2
Total non-interest income	$15,909	$14,677	$1,232	8.4%

Compensation and benefits expense increased primarily as a result of the increased commissions from greater loan volume. Advertising expenses decreased due to the large volume of applications received without the need to advertise. FDIC assessments decreased due to improved financial condition. Cost of operations of other real estate owned decreased due to a large write off on other real estate loans during the year ending June 30, 2020. Insurance expenses decreased as we were able to renegotiate our contract and lock in a multi-year term. Other expenses increased due the increase in sold loan commsion fees offset due to the increased volume in loans sold, which are offset within compensation and benefits once the loans are sold.

Income Tax Expense. We recognized no income tax expense or benefit for the years ended June 30, 2021 and June 30, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. The following represent our primary strategies to manage our interest rate risk:

●	selling a majority of our longer-term, fixed-rate loans into the secondary market;
●	limiting our reliance on non-core/wholesale funding sources;
●	growing our volume of transaction deposit accounts; and
●	diversifying our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

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

The tables below set forth, as of June 30, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2021
Change in Interest Rates	Net Interest Income	Year 1 Change
(basis points) (1)	Year 1 Forecast	from Level
(Dollars in thousands)
+400	$11,198	25.97%
+200	10,160	14.29%
Level	8,889	—%
-200	8,284	(6.81)%
-400	8,052	(9.42)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.29% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced an 6.81% decrease in net interest income. At June 30, 2020 in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 7.33% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 4.69% decrease in net interest income.

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

The tables below set forth, as of June 30, 2021, the calculation of the estimated changes in our NEV that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2021
				NEV as a Percentage of Present
				Value of Assets (3)
Change in
Rates (basis		Estimated Increase (Decrease) in			Increase
Interest points)	Estimated	NEV		NEV	(Decrease)
(1)	NEV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
+400	$54,555	$6,557	13.66%	19.11%	407
+200	53,122	5,124	10.68%	17.58%	254
—	47,998	—	—%	15.04%	—
-200	38,872	(9,126)	(19.01)%	11.64%	(340)
-400	44,460	(3,538)	(7.37)%	13.00%	(204)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NEV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NEV Ratio represents NEV divided by the present value of assets.

The table above indicates that at June 30, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 10.68% increase in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 19.01% decrease in net economic value. At June 30, 2020 in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 14.97% increase in net economic value, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 6.41% decrease in net economic value.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB and from U.S. Bank. At June 30, 2021, we had a $121.4 million line of credit with the FHLB, and had $5.0 million of borrowings outstanding as of that date, and we also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $12.4 million and ($4.7) million for the year ended June 30, 2021 and the year ended June 30, 2020. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was $13.5 million and $26.2 million for the year ended June 30, 2021, and the year ended June 30, 2020. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts, borrowings, and advance payments by borrowers for property taxes and insurance, was $10.4 million and ($14.0) million for the year ended June 30, 2021 and the year ended June 30, 2020.

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

At June 30, 2021, we exceeded all of our regulatory capital requirements, and we were categorized as well capitalized at June 30, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding commitments to originate loans of $20.9 million, and outstanding commitments to sell loans of $41.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2021 totaled $32.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or other borrowings to offset projected portfolio loan production.

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

There were no changes made in our internal controls during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, TEB Bancorp, Inc.’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in TEB Bancorp, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

101

The following materials from TEB Bancorp, Inc.’s Annual Report on Form 10-K, formatted in XBRL:  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

†	Management contract or compensation plan or arrangement.

ITEM 16.            Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEB BANCORP, INC.

Date: September 23, 2021	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jennifer L. Provancher	President and Chief Executive Officer	September 23, 2021
Jennifer L. Provancher	(Principal Executive Officer)

/s/ Lauren Poppen	Chief Financial Officer	September 23, 2021
Lauren Poppen	(Principal Financial and Accounting Officer)

/s/ John P. Matter	Chairman of the Board	September 23, 2021
John P. Matter

/s/ Charles R. Pittelkow	Vice Chairman of the Board	September 23, 2021
Charles R. Pittelkow

/s/ Joseph J. Becker	Director	September 23, 2021
Joseph J. Becker

/s/ Christopher C. Conlon	Director	September 23, 2021
Christopher C. Conlon

/s/ Otto R. Radke	Director	September 23, 2021
Otto R. Radke

/s/ Julie A. Taylor	Director	September 23, 2021
Julie A. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TEB Bancorp Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TEB Bancorp Inc. (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Milwaukee, Wisconsin

September 23, 2021

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020
ASSETS
Cash and due from banks	$5,577,965	$2,763,126
Federal funds sold	43,799,524	10,342,915
Cash and cash equivalents	49,377,489	13,106,041

Interest bearing deposits in banks	326,245	2,713,164
Available for sale securities - stated at fair value	32,868,700	20,297,595
Loans, less allowance for loan losses of $1,412,489 and $1,353,427 at June 30, 2021 and June 30, 2020, respectively	215,419,951	237,300,478
Loans held for sale	6,866,900	18,690,027
Other real estate owned, net	167,590	2,288,255
Premises and equipment, net	7,912,493	7,960,041
Federal Home Loan Bank stock	1,031,200	1,345,500
Accrued interest receivable and other assets	1,731,234	1,773,486
TOTAL ASSETS	$315,701,802	$305,474,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$108,991,043	$93,627,648
Savings and NOW	88,156,887	75,397,948
Certificates of deposit	72,738,385	87,045,935
Total Deposits	269,886,315	256,071,531
Federal Home Loan Bank borrowings	5,000,000	9,000,000
Advance payments by borrowers for property taxes and insurance	3,434,519	2,882,067
Accrued interest payable and other liabilities	4,257,101	14,008,786
Total Liabilities	282,577,935	281,962,384

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of June 30, 2021 and June 30, 2020, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of June 30, 2021 and June 30, 2020)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	23,388,455	17,002,468
Accumulated other comprehensive loss	(1,610,159)	(4,835,836)
Total Stockholders’ Equity	33,123,867	23,512,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,701,802	$305,474,587

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended June 30,	ended June 30,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$9,878,788	$11,173,105
Interest and dividends on investment securities	607,612	656,909
Interest on federal funds sold	1,877	40,773
Interest on deposits in banks	865	8,298
Total Interest and Dividend Income	10,489,142	11,879,085

INTEREST EXPENSE
Interest on deposits	1,264,092	1,824,544
Interest on Federal Home Loan Bank borrowings	6,806	397,726
Interest on federal funds purchased	264	308
Total Interest Expense	1,271,162	2,222,578

Net interest income before provision for loan losses	9,217,980	9,656,507
Provision for loan losses	150,000	135,000
Net interest income after provision for loan losses	9,067,980	9,521,507

NON-INTEREST INCOME
Service fees on deposits	408,867	429,531
Service fees on loans	224,397	238,133
Gain on sales of mortgage loans	12,032,795	5,120,325
Income on sale of uninsured products	503,254	321,285
Net gain on sale of other real estate owned	33,066	117,657
Other income	25,081	20,439
Total Non-Interest Income	13,227,460	6,247,370

NON-INTEREST EXPENSES
Compensation and benefits	10,000,197	8,503,018
Occupancy	2,121,311	1,969,002
Advertising	164,180	227,320
Data processing services	1,066,607	1,095,609
FDIC assessment	89,945	112,418
Cost of operations for other real estate owned	174,340	1,046,646
Insurance expense	115,950	156,312
Professional fees	524,787	488,803
Other expenses	1,652,136	1,077,650
Total Non-Interest Expenses	15,909,453	14,676,778

Income before income taxes	6,385,987	1,092,099
Income tax expense	—	—
NET INCOME	$6,385,987	$1,092,099

Basic income per share	$2.43	$0.42
Diluted income per share	$2.43	$0.42

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year	For the year
	ended June 30,	ended June 30,
	2021	2020
Net income	$6,385,987	$1,092,099
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding gains (losses) arising during the year	(75,243)	359,589
Tax effect	—	—
Change in unfunded pension obligation	3,300,920	(2,347,060)
Tax effect	—	—
Other comprehensive income (loss), net of tax	3,225,677	(1,987,471)
COMPREHENSIVE INCOME (LOSS)	$9,611,664	$(895,372)

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Number of	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total
BALANCES - July 1, 2019	2,624,343	$26,243	$11,319,328	$15,910,369	$(2,848,365)	$24,407,575

Comprehensive income (loss)
Net income				1,092,099		1,092,099
Other Comprehensive Income (Loss), net of tax					(1,987,471)	(1,987,471)
BALANCES - June 30, 2020	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203

Comprehensive income (loss)
Net income				6,385,987		6,385,987
Other Comprehensive Income (Loss), net of tax					3,225,677	3,225,677
BALANCES - June 30, 2021	2,624,343	$26,243	$11,319,328	$23,388,455	$(1,610,159)	$33,123,867

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,385,987	$1,092,099
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Provision for loan losses	150,000	135,000
Depreciation	554,500	552,952
Net amortization and accretion	(34,309)	60,556
Origination of mortgage loans held for sale	(496,487,911)	(334,927,997)
Proceeds from sales of mortgage loans held for sale	520,343,833	328,437,843
Gain on sale of mortgage loans held for sale	(12,032,795)	(5,120,325)
Gain on sale of other real estate owned, net	(33,066)	(117,657)
(Gain) loss on sale or disposal of assets, net	(7,510)	1,650
Changes in assets and liabilities:
Accrued interest receivable and other assets	42,252	(631,800)
Accrued interest payable and other liabilities	(6,450,768)	5,779,637
Net cash flows provided by (used in) operating activities	12,430,213	(4,738,042)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	4,282,964	3,937,991
Purchase of securities available for sale	(16,895,000)	(3,394,432)
Change in loans	21,698,908	22,237,069
Change from redemption of FHLB stock	314,300	715,500
Change in interest bearing deposits in banks	2,386,919	960,851
Proceeds from sale of other real estate owned	2,032,585	1,158,306
Charge-offs on other real estate owned	152,765	952,353
Proceeds from sale of premises and equipment	26,400	8,000
Purchase of premises and equipment, net	(525,842)	(357,369)
Net cash flows provided by investing activities	13,473,999	26,218,269
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,814,784	21,510,072
FHLB advance proceeds	50,500,000	1,087,350,000
FHLB advance repayments	(54,500,000)	(1,122,550,000)
Change in advance payments by borrowers for property taxes and insurance	552,452	(315,028)
Net cash flows provided by (used in) financing activities	10,367,236	(14,004,956)
Net Change in Cash and Cash Equivalents	36,271,448	7,475,271

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	13,106,041	5,630,770
CASH AND CASH EQUIVALENTS - END OF PERIOD	$49,377,489	$13,106,041

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$1,202,600	$1,830,030
Loans transferred to other real estate owned	31,619	200,856

See accompanying notes to consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

At June 30, 2021, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains, and losses be included in income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section and changes in the funded status of the pension plan, such items, along with net income are components of comprehensive income (loss).

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

As of and for the Years Ended June 30, 2021 and 2020

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

COVID -19

In December 2019, a coronavirus (COVID-19) was reported in China and in March 2020 was declared a national emergency in the United States. The COVID-19 pandemic caused significant economic dislocation as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to reopen. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

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

In late December of 2020, as part of the Taxpayer Certainty and Disaster Recovery Act, the PPP loan portal was reopened for first draw PPP loan applications. A second draw was made available to qualified businesses starting January 13, 2021. Eligible borrowers will qualify for full forgiveness if employee and compensations levels are maintained with at least 60 percent attributed to payroll costs. The remaining can be used for interest on mortgages, rents, and utilities.

Eligibility for first draws required, that together with their affiliates, employers have 500 or fewer employees. Second draw eligibility required borrowers to have received a first draw PPP Loan and will or had used the full amount only for authorized use, had no more than 300 employees and demonstrated at least a 25% reduction in gross receipts between comparable quarters of 2019 and 2020.

Since the reopening in January 2021, the Company has originated 9 first and second draw PPP loans totaling $729,000 and netting fees of $32,000. As of June 30, 2021, one of those loans received full forgiveness in the amount of $3,000.

Prior the reopening, The Company had recorded 17 PPP loans totaling $1.1 million. These 17 loans generated fees net to the Company of $44,000. As of March 24, 2021 all of the 17 loans had received full forgiveness from the SBA.

To work with customers impacted by COVID-19, the Company is offering short-term (i.e., three months or less with the potential to extend up to six months, if necessary) loan modifications on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. Under Section 4013 of the CARES Act,

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

loans less than 30 days past due as of December 30, 2020 are considered current for COVID-19 modifications. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2021 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. The Consolidated Appropriations Act, 2020 (the “CAA Act”), which both funds the federal government until September 30, 2021 and broadly addresses additional COVID-19 responses and relief. Amoung the additional relief measures included are certain extensions to elements of the CARES Act, including extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

As of June 30, 2021, the Company had received requests to modify 88 loans aggregating $22.9 million, primarily consisting of the deferral of principal and interest payments and the extension of the maturity date. Of these modifications, $22.8 million, or 99.5%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. Three loans totaling $294,000 did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, one of the loans was transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve will be necessary. Details with respect to loan modification requests are as follows:

	As of June 30, 2021
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	2	$113,324	—	$—
1-4 family owner occupied	50	6,928,668	—	—
1-4 family non-owner occupied	16	2,255,510	—	—
Multifamily	13	10,716,179	—	—
Commercial owner occupied	2	1,419,056	—	—
Commercial non-owner occupied	2	1,408,571	—	—
Consumer and installment loans	3	40,655	—	—
Total loan modification requests	88	$22,881,963	—	$—

Subsequent Events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2021, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of September 23, 2021.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

Recent Accounting Pronouncements

The FASB issues Accounting Standards Updates (“ASU”s) to the FASB ASC. This section provides a summary description of recent ASUs that had or that management expects may have an impact on the consolidated financial statements issued upon adoption. The Company is classified as an emerging growth company and has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Effective dates reflect this election.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Although this ASU impacted the Company’s fair value disclosures, there was no additional impact to the Company’s consolidated financial statements. All footnote disclosures were properly updated.

Recently Issued, But Not Yet Effective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Topic 842 was subsequently amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842)”. The amendments in this update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For leases with a term of 12 months or less, the amendments permit lessees to make an accounting policy election by class of underlying assets not to recognize lease assets and lease liabilities. For finance leases, the amendments in this update require a lessee to (1) recognize a right-of-use asset and lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations; (3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the least liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, the amendments in this update require a lessee to (1) recognized a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on the balance sheet; (2) recognized a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; (3) classify all cash payments within operating activities in the statement of cash flows. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the amendments are effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company's current leases are comprised predominantly of leases for real estate which are classified as operating leases under current accounting standards and, as such, are excluded from the consolidated balance sheet. ASU 2016-02 will require the Company to record these leases within its consolidated balance sheet. Management is currently evaluating other impacts this guidance will have on the consolidated financial statements of the Company.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” Topic 326 was subsequently amended by ASU 2018-19, “Codification

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

Improvements to Topic 326, Financial Instruments – Credit Losses; ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”; and ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” This ASU replaces the current incurred loss impairment methodology with a methodology that reflected expected credit losses measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. On October 16, 2019, the FASB approved the proposal to delay the effective date for this standard for private and all other entities. Due to the Company’s extended transition period election, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the potential impact on its consolidated financial statements of the Company; however, due to the significant differences in the revised guidance from existing U.S. GAAP, the implementation of this guidance may result in material changes in the Company’s accounting for credit losses on financial instruments.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848).” ASU 2021-01 responds to concerns about structural risks of interbank offered rates (IBORs) and particularly the risk of cessation of the London Interbank Offered Rate (LIBOR). The amendments clarify the scope of Topic 848 as to the accounting for derivatives within a company’s portfolio and amend the expedients and exceptions to capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. While the Company has no hedging instruments, it does have loans that adjust to LIBOR at varying periods within the term on the loan. This ASU was effective upon its issuance on January 7, 2021, however the amendments related to the discounting transition are optional. The Company has yet to adopt this ASU, but management does not expect it to have a material impact on the Company’s financial statements.

NOTE 2 – Income Per Share

Income per share is based on net income divided by the weighted average number of shares outstanding during the period. Income per share is presented for the period for which shares were outstanding.

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020
Net income	$6,385,987	$1,092,099
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343
Diluted potential common shares	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343
Basic earnings per share	$2.43	0.42
Diluted earnings per share	$2.43	0.42

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

As of and for the Years Ended June 30, 2021 and 2020

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

The following tables set forth, by level within the fair value hierarchy, the Company’s financial assets that were accounted for at fair value on a recurring and non-recurring basis as of June 30, 2021 and 2020, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$23,775,999	$—	$23,775,999
US government agency obligations	—	5,981,978	—	5,981,978
Mortgage-backed securities	—	1,274,916	—	1,274,916
Municipal leases		1,002,989	—	1,002,989
Certificates of deposit	—	832,818	—	832,818
Total	$—	$32,868,700	$—	$32,868,700

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$18,005,082	$—	$18,005,082
Mortgage-backed securities	—	1,443,643	—	1,443,643
Certificates of deposit	—	848,870	—	848,870
Total	$—	$20,297,595	$—	$20,297,595

Assets measured at fair value on non-recurring basis:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$116,906	$116,906
Other real estate owned, net	—	—	167,590	167,590
Total	$—	$—	$284,496	$284,496

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$248,930	$248,930
Other real estate owned, net	—	—	2,288,255	2,288,255
Total	$—	$—	$2,537,185	$2,537,185

Loans with a carrying amount of approximately $206,000 and $455,000 were considered impaired as of June 30, 2021 and June 30, 2020 and a specific allowance for loan losses of $89,000 and $206,000, respectively, was established against these loans.

Other real estate owned with carrying amounts of approximately $168,000 and $2.3 million were determined to be at their fair value as of June 30, 2021 and June 30, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

	As of June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$116,906	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$167,590	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

The estimated fair values of financial instruments are as follows:

	June 30, 2021		June 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$49,377,489	$49,377,489	$13,106,041	$13,106,041
Interest bearing deposits in banks	$326,245	$326,245	$2,713,164	$2,713,164
Available for sale securities	$32,868,700	$32,868,700	$20,297,595	$20,297,595
Loans, net	$215,419,951	$217,957,441	$237,300,478	$247,100,558
Loans held for sale	$6,866,900	$6,866,900	$18,690,027	$18,690,027
Federal Home Loan Bank stock	$1,031,200	$1,031,200	$1,345,500	$1,345,500
Accrued interest receivable	$790,884	$790,884	$933,729	$933,729
FINANCIAL LIABILITIES
Deposits	$269,886,315	$258,477,900	$256,071,531	$251,928,460
Federal Home Loan Bank advances	$5,000,000	$5,000,000	$9,000,000	$9,000,000
Accrued interest payable	$35,020	$35,020	$56,726	$56,726

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

As of and for the Years Ended June 30, 2021 and 2020

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

The estimated fair value of fee income on letters of credit at June 30, 2021 and 2020 is insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2021 and 2020.

NOTE 4 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements to U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at June 30, 2021 and 2020.

NOTE 5 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$23,350,108	$508,588	$82,697	$23,775,999
U.S. government agency obligations	5,999,632	15	17,669	5,981,978
Mortgage-backed securities	1,229,820	45,096	—	1,274,916
Municipal leases	1,002,239	2,185	1,435	1,002,989
Certificates of deposit	800,000	32,818	—	832,818
	$32,381,799	$588,702	$101,801	$32,868,700

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

The following tables present the portion of the Company’s available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$4,487,481	$82,697	$—	$—	$4,487,481	$82,697
U.S. government agency obligations	5,481,963	17,669	—	—	5,481,963	17,669
Municipal leases	588,000	1,435	—	—	588,000	1,435
	$10,557,444	$101,801	$—	$—	$10,557,444	$101,801

Management does not believe any individual unrealized loss as of June 30, 2021 represents other than temporary impairment. The Company held no securities at June 30, 2021 that have an unrealized loss existing for 12 months or greater. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are classified as available for sale, management does not have the intent to sell the security and it is more likely than not it will be able to hold the security through a recovery period or until maturity.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

The amortized cost and fair value of available for sale securities as of June 30, 2021 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$985,832	$992,813
Due after one year through 5 years	12,923,027	13,134,220
Due after 5 years through 10 years	7,771,776	7,926,891
Due after 10 years	9,471,344	9,539,860
Subtotal	31,151,979	31,593,784
Mortgage backed securities
Due after one year through 5 years	—	—
Due after 5 years through 10 years	1,229,820	1,274,916
Total	$32,381,799	$32,868,700

During the year ended June 30, 2021 and 2020, the Company did not sell any available for sale securities. The Company did not have any available for sale securities pledged at June 30, 2021 and June 30, 2020 as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6 – Loans

Major classifications of loans are as follows:

	June 30, 2021	June 30, 2020
Construction, land, development	$2,458,461	$4,598,382
1-4 family owner occupied	72,011,570	100,506,311
1-4 family non-owner occupied	22,368,557	21,213,680
Multifamily	91,876,323	76,444,156
Commercial owner occupied	6,405,226	6,733,183
Commercial non-owner occupied	14,182,106	20,237,534
Consumer and installment loans	7,530,197	8,920,659

Total loans	216,832,440	238,653,905
Less:
Allowance for loan losses	(1,412,489)	(1,353,427)

Loans, net	$215,419,951	$237,300,478

Deferred loan fees, net of costs are included within the unpaid principal balances above.

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

As of and for the Years Ended June 30, 2021 and 2020

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

The Company has purchased loan participations in which they are not the primary lender. At June 30, 2021 and 2020, the aggregate amount of purchased participations was $5.5 million and $5.6 million, respectively. The Company has also participated out portions of loans that exceeded its loans-to-one borrower legal lending limit and for risk diversification. At June 30, 2021 and 2020 the Company had participated out portions of loans with aggregate balances of $29.3 million and $9.0 million, respectively.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

Non-performing loans are as follows:

	June 30, 2021	June 30, 2020
Nonaccrual Loans	$793,141	$1,341,174
Total non-performing loans	$793,141	$1,341,174

Restructured loans, accruing	$—	$—
Total impaired loans	$793,141	$1,341,174

Impaired loans are as follows as of:

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$182,532	$—	$23,133	$205,665
Unpaid principal balance	—	—	—	—	182,532	—	23,133	205,665
Related allowance	—	—	—	—	65,626	—	23,133	88,759

With no related allowance recorded
Recorded investment	$—	$587,476	$—	$—	$—	$—	$—	$587,476
Unpaid principal balance	—	587,476	—	—	—	—	—	587,476
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$587,476	$—	$—	$182,532	$—	$23,133	$793,141
Unpaid principal balance	—	587,476	—	—	182,532	—	23,133	793,141
Related allowance	—	—	—	—	65,626	—	23,133	88,759

Average recorded balance	$—	$780,405	$41,013	$—	$181,950	$—	$109,214	$1,112,582

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	20,084	—	—	—	—	—	20,084
Total interest on impaired loans	$—	$20,084	$—	$—	$—	$—	$—	$20,084

Impaired loans are as follows as of:

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$161,931	$—	$—	$189,249	$—	$103,673	$454,853
Unpaid principal balance	—	161,931	—	—	189,249	—	103,673	454,853
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

With no related allowance recorded
Recorded investment	$—	$803,803	$57,574	$—	$—	$—	$24,944	$886,321
Unpaid principal balance	—	803,803	57,574	—	—	—	24,944	886,321
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$1,341,174
Unpaid principal balance	—	965,734	57,574	—	189,249	—	128,617	1,341,174
Related allowance	—	64,780	—	—	79,351	—	61,792	205,923

Average recorded balance	$—	$1,020,175	$14,948	$—	$191,166	$—	$132,521	$1,358,810

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	16,071	298	—	4,382	—	712	21,463
Total interest on impaired loans	$—	$16,071	$298	$—	$4,382	$—	$712	$21,463

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

The following is a summary of loans by risk rating:

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$2,458,461	$71,319,957	$22,368,557	$91,876,323	$5,064,818	$10,917,142	$7,507,064	$211,512,322
5	—	104,137	—	—	1,157,876	3,264,964	—	4,526,977
6	—	587,476	—	—	182,532	—	23,133	793,141
7	—	—	—	—	—	—	—	—
Total	$2,458,461	$72,011,570	$22,368,557	$91,876,323	$6,405,226	$14,182,106	$7,530,197	$216,832,440

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$4,598,382	$99,344,653	$21,156,106	$76,444,156	$6,543,934	$12,313,923	$8,792,042	$229,193,196
5	—	195,924	—	—	—	7,923,611	—	8,119,535
6	—	851,208	57,574	—	189,249	—	52,448	1,150,479
7	—	114,526	—	—	—	—	76,169	190,695
Total	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$238,653,905

The following is a summary of past due loans:

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$535,696	$—	$—	$—	$—	$—	$535,696
60‑89 days, accruing	—	—	—	—	—	—	—	—
90 days & over or nonaccrual	—	587,476	—	—	182,532	—	23,133	793,141
Total	$—	$1,123,172	$—	$—	$182,532	$—	$23,133	$1,328,837

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

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

As of June 30, 2021 and 2020 there were no loans 90 days or over that were not on nonaccrual.

Certain directors and executive officers of the Company, and their related interests, had loans outstanding in the aggregate amounts of $1,063,485 and $1,080,531 at June 30, 2021 and 2020, respectively. During the year ended June 30, 2021, one new loan was made totaling $384,000, one loan was paid off totaling $357,261 and repayments totaled $43,784. During the year ended June 30, 2020, one new loan was made totaling $90,400 and repayments totaled $49,768. Except for loans with a discounted interest rate made to executive officers pursuant to a program that is available to all Company employees and that complies with applicable banking regulations, these loans were made on substantially the same terms, including collateral, as those prevailing at the same time for comparable transactions with unrelated persons and did not involve more than normal risks of collectability or present other unfavorable features.

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were two new TDRs during the year ending June 30, 2021, totaling $105,000 and one new TDR during the year ending June 30, 2020, totaling $195,924. There were no TDRs that defaulted during the period that were modified within the previous year as of June 30, 2021. One TDR was transferred out of TDR status during the year ended June 30, 2021. There were two TDRs as of June 30, 2021 and one TDR as of June 30, 2020. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Management has evaluated the loan and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. One loan was transferred out of TDR status during the year ended June 30, 2021.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

The following is a summary of TDRs as of June 30, 2021:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance June 30, 2020	$—	$195,924	$—	$—	$—	$—	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(4,868)	—	—	—	—	—	(4,868)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	104,375	—	—	—	—	—	104,375
Transfers out of TDR status	—	(191,294)	—	—	—		—	(191,294)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$104,137	$—	$—	$—	$—	$—	$104,137

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$195,924	$—	$—	$—	$—	$—	$195,924
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(4,868)	—	—	—	—	—	(4,868)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	104,375	—	—	—	—	—	104,375
Transfers out of TDR status	—	(191,294)	—	—	—		—	(191,294)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$104,137	$—	$—	$—	$—	$—	$104,137

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

NOTE 7 – Allowance for Loan Losses

The allowance for loan losses reflected in the accompanying consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tables:

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Unallocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	(61,491)	—	—	—	—	(29,994)	—	(91,485)
Recoveries	—	—	—	—	—	—	547	—	547
Provision	(2,732)	31,465	38,425	172,717	4,140	(82,211)	(1,342)	(10,462)	150,000
Balance at 6/30/21	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489

Allowance
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$65,626	$—	$23,133	$—	$88,759
Ending balance collectively evaluated for impairment	11,063	326,408	115,645	459,382	34,225	230,459	43,390	103,158	1,323,730
Ending balance	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489
Loans
Ending balance individually evaluated for impairment	$—	$587,476	$—	$—	$182,532	$—	$23,133	$—	$793,141
Ending balance collectively evaluated for impairment	2,458,461	71,424,094	22,368,557	91,876,323	6,222,694	14,182,106	7,507,064	—	216,039,299
Total loans	$2,458,461	$72,011,570	$22,368,557	$91,876,323	$6,405,226	$14,182,106	$7,530,197	$—	$216,832,440
Less allowance	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489
Total loans, net	$2,447,398	$71,685,162	$22,252,912	$91,416,941	$6,305,375	$13,951,647	$7,463,674	$(103,158)	$215,419,951

	June 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/19	$4,319	$67,593	$26,630	$109,870	$61,193	$738,366	$70,058	$215,936	$1,293,965
Charge-offs	—	(57,572)	—	—	—	—	(45,157)	—	(102,729)
Recoveries	—	5,155	—	—	—	—	22,036	—	27,191
Provision	9,476	341,258	50,590	176,795	34,518	(425,696)	50,375	(102,316)	135,000
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427

Allowance
Ending balance individually evaluated for impairment	$—	$64,780	$—	$—	$79,351	$—	$61,792	$—	$205,923
Ending balance collectively evaluated for impairment	13,795	291,654	77,220	286,665	16,360	312,670	35,520	113,620	1,147,504
Ending balance	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Loans

Ending balance individually evaluated for impairment	$—	$965,734	$57,574	$—	$189,249	$—	$128,617	$—	$1,341,174
Ending balance collectively evaluated for impairment	4,598,382	99,540,577	21,156,106	76,444,156	6,543,934	20,237,534	8,792,042	—	237,312,731
Total loans	$4,598,382	$100,506,311	$21,213,680	$76,444,156	$6,733,183	$20,237,534	$8,920,659	$—	$238,653,905
Less allowance	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Total loans, net	$4,584,587	$100,149,877	$21,136,460	$76,157,491	$6,637,472	$19,924,864	$8,823,347	$(113,620)	$237,300,478

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the consolidated financial statements, was $12,471,488 and $2,696,078 at June 30, 2021 and 2020, respectively. The Company maintained no custodial balances at June 30, 2021 and June 30, 2020 in connection with the foregoing loan servicing.

NOTE 9 – Other Real Estate Owned, Net

Other real estate owned properties are summarized as follows:

	June 30, 2021	June 30, 2020
Beginning balance	$2,288,255	$4,080,401
Charge offs	(152,765)	(989,205)
Capital expenditures	—	36,852
Transfer from loans	31,619	200,856
Sale proceeds	(2,032,585)	(1,158,306)
Net gain on sale of other real estate owned	33,066	117,657
Other real estate owned, net	$167,590	$2,288,255

There was no recorded investment in 1-4 family owner occupied properties that were in process of foreclosure at June 30, 2021, compared to $190,695 at June 30, 2020. At June 30, 2021, no residential real estate property collateralizing 1-4 family owner occupied properties were included in other real estate owned. At June 30, 2020, legal title for all residential real estate property collateralizing 1-4 family owner occupied properties held in other real estate owned had been transferred to the Company.

NOTE 10 – Premises and Equipment, net

Premises and equipment are stated at cost less accumulated depreciation are summarized as follows:

	June 30, 2021	June 30, 2020
Land	$2,319,381	$2,319,381
Office buildings and improvements	10,798,643	10,573,741
Leasehold improvements	470,951	470,952
Furniture and fixtures	6,528,150	6,351,443
	20,117,125	19,715,517
Less: Accumulated depreciation	(12,204,632)	(11,755,476)

Premises and equipment, net	$7,912,493	$7,960,041

Depreciation expense amounted to $554,500 and $552,952 for the year ended June 30, 2021 and 2020, respectively.

NOTE 11 – Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets is as follows:

	June 30, 2021	June 30, 2020
Accrued interest receivable	$790,884	$933,729
Prepaid expenses and other assets	940,350	839,757
Totals	$1,731,234	$1,773,486

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

NOTE 12 – Deposits

The aggregate amount of certificates of deposit, each with a minimum denomination of $250,000, was approximately $6,985,816 at June 30, 2021 and $9,377,750 at June 30, 2020.

At June 30, 2021, the scheduled maturities of certificates of deposit are as follows:

2022	$32,110,014
2023	7,601,999
2024	32,838,512
2025	101,576
2026	57,629
Thereafter	28,655
$72,738,385

The aggregate amount of overdrafts reclassified into loans was $20,725 at June 30, 2021 and $58,121 at June 30, 2020.

Deposits from directors and executive officers of the Company, and their related interests, totaled $825,785 and $914,214 at June 30, 2021 and June 30, 2020, respectively.

NOTE 13– Borrowings

Borrowings consist of the following:

	June 30, 2021	June 30, 2020
FHLB fixed rate advance (0.61%, matured 9/11/20)	$—	$5,000,000
FHLB fixed rate advance (0.00%, matured 5/3/21)	—	4,000,000
FHLB fixed rate advance (0.00%, matures 5/23/22)	5,000,000	—

	$5,000,000	$9,000,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to the maximum $121,390,788 at June 30, 2021. The FHLB provides both fixed and floating rate advances. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Variable rate advances are adjusted at the end of each business day based on the actual Federal Funds rate earned by the FHLB that day. The Bank has an open line of credit with the FHLB with a variable interest rate. The open line of credit matures daily, automatically renewing. The Bank had $0 outstanding on the open line of credit at June 30, 2021 and 2020. Additionally, the Bank had $5,000,000 and $9,000,000 outstanding in term advances at June 30, 2021 and 2020, respectively. FHLB 30-day advances are pre-payable with a two-day notice by the FHLB. The advances are collateralized by a security agreement pledging a portion of the Bank’s 1-4 family and multifamily real estate mortgages with a carrying value of $158,804,624 and $170,769,631 at June 30, 2021 and 2020, respectively.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000 at a rate of 0.75%, at June 30, 2021 and June 30, 2020. There were no amounts outstanding as of June 30, 2021 and June 30, 2020. U.S. Bank provides overnight fixed rate advances which are not collateralized as of June 30, 2021 and 2020.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

NOTE 14 – Income Taxes

The provision for income taxes included in the accompanying consolidated financial statements consists of the following components:

	June 30, 2021	June 30, 2020
Current tax expense (benefit):
Federal	$—	$(30,589)
State	—	—
	—	(30,589)
Deferred tax expense (benefit):
Federal	—	30,589
State	—	—
	—	30,589

Total income tax expense (benefit)	$—	$—

	June 30, 2021	June 30, 2020
Deferred tax assets
Loss carryforwards	$5,539,951	$6,619,829
Other real estate owned	48,432	683,379
State loss and contribution	2,615,504	2,963,488
Bad debt reserve	384,776	368,687
Pension	—	719,294
Other assets	117,274	67,370
Total deferred tax assets	8,705,937	11,422,047
Deferred tax liabilities
Pension	(33,429)	—
Deferred loan fees	(58,007)	(91,078)
Depreciation	(174,760)	(212,240)
Unrealized gain on available for sale securities	(132,571)	(153,067)
Other liabilities	(64,648)	(66,045)
Total deferred tax liabilities	(463,415)	(522,430)
Valuation allowance	(8,242,522)	(10,899,617)
Net deferred tax asset	$—	$—

	June 30, 2021		June 30, 2020
		Percent of		Percent of
		Pretax		Pretax
	Amount	Income	Amount	Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$1,341,057	21.00%	$229,340	21.00%
Adjustments for
True up of deferreds	101,940	1.60%	47,207	4.32%
Federal valuation allowance	(1,449,702)	(22.70)%	(281,400)	(25.77)%
Other - Net	6,705	0.10%	4,853	0.45%

Effective income taxes - operations	$—	0.00%	$—	0.00%

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

Deferred tax assets primarily relate to the difference in the allowance for loan losses (and other real estate owned) for book and tax purposes and net operating losses. The Company has loss carryforwards of approximately $26.4 million and $31.5 million as of June 30, 2021 and 2020, respectively. The Company has state loss carryforwards of approximately $41.9 million and $46.9 million as of June 30, 2021 and 2020, respectively. The federal losses begin to expire as of September 30, 2029 and the state losses begin to expire as of September 30, 2025. Deferred tax liabilities primarily relate to the difference in loan fees, depreciation on premises and equipment, FHLB stock basis, and prepaid pension costs.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent on judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate realizability of the Company’s deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes losses in the prior years as well as general business and economic trends. At June 30, 2021 and June 30, 2020, management determined that a valuation allowance relating to the Company’s deferred tax asset was necessary. This determination was based largely on the negative evidence represented by cumulative losses in prior years caused by the significant loan loss provisions recorded during recent years associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $8.2 million and $10.9 million was recorded as of June 30, 2021 and 2020, respectively.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as components of interest expense and miscellaneous expense, respectively. The Company recognized no interest and penalties related to uncertain tax positions in its Consolidated Statement of Operations during the year ended June 30, 2021 and 2020. The Company had no accrual for the payment of interest and penalties related to income tax issues as of June 30, 2021 and 2020.

The Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before September 30, 2018. The Company is no longer subject to Wisconsin income tax examinations by the Wisconsin Department of Revenue for the years before September 30, 2017. The Bank is not currently under examination by any taxing jurisdiction.

Under the Internal Revenue Code and Wisconsin Statutes, the Company is permitted to deduct, for tax years beginning before 1996, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Bank did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at June 30, 2021 and 2020, respectively, includes approximately $7.8 million for which no deferred Federal or state income taxes were provided.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

NOTE 15 – Defined Benefit Pension Plan

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s consolidated balance sheets:

	June 30, 2021	June 30, 2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,363,236	$10,601,032
Interest cost	335,720	371,932
Benefits paid	(418,160)	(297,103)
Actuarial (gain) loss	(269,252)	1,687,375
Settlement	—	—
Projected benefit obligation at end of year	12,011,544	12,363,236

Change in plan assets
Fair value of plan assets at beginning of year	9,268,753	9,770,170
Actual return on assets	3,257,972	(204,314)
Employer contributions	—	—
Expenses paid from trust	—	—
Benefits paid	(418,160)	(297,103)
Fair value of plan assets at end of year	12,108,565	9,268,753

Funded status at end of year	$97,021	$(3,094,483)

Amounts recognized in the consolidated balance sheets in accrued interest payable and other liabilities consist of:

	June 30, 2021	June 30, 2020
Pension asset (liability)	$97,021	$(3,094,483)

Amounts recognized in accumulated other comprehensive loss consist of:

	June 30, 2021	June 30, 2020
Accumulated pension actuarial loss, net of income tax benefit of $1,522,485 and $1,522,485, respectively	$1,552,435	$4,853,355

The accumulated benefit obligation for the Plan was $12,011,544 and $12,363,236 at June 30, 2021 and 2020, respectively.

The components of net periodic pension cost (income) included in compensation and benefits on the statements of operations are as follows:

	June 30, 2021	June 30, 2020
Interest cost	$335,720	$371,932
Expected return on plan assets	(634,851)	(671,118)
Amortization of net actuarial loss	408,547	215,747

Net periodic pension (income) loss	$109,416	$(83,439)

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

For the years ended June 30, 2021 and 2020, actuarial assumptions include an assumed discount rate on benefit obligations of 2.82% and 2.76% respectively, and an expected long-term rate of return of 7.0% for June 30, 2021 and 2020. The expected long-term rate of return for the Plan’s total assets is based on the expected returns of each of the below asset categories, weighted based on the current target allocation for each class. The trustees evaluate whether adjustments are needed based on historical returns to more accurately reflect expectations of future returns. An annual salary increase of 0% was utilized for the year ended June 30, 2021 and 2020.

There were no contributions paid to the Plan during the years ended June 30, 2021 and 2020.

At June 30, 2021, the projected benefit payments for future fiscal years were estimated as follows:

2022	$1,180,800
2023	703,700
2024	696,200
2025	1,582,100
2026	969,000
2025-2029	4,089,600
$9,221,400

At June 30, 2021 and 2020, all Plan assets supporting the Bank’s defined benefit plan are held at fair value and represent Level 1 classified investments.

The percentage of the fair value of total Plan assets for each major category is as follows:

	June 30, 2021	June 30, 2020
Cash Equivalents	15.5%	0.9%
Equities
Large Cap	29.2%	48.6%
Mid Cap	8.4%	4.3%
Small Cap	4.5%	25.3%
International	6.3%	4.0%
Other	16.0%	8.3%
Alternatives/Multi-Asset	0.9%	8.6%
Fixed Income
Government Securities	4.0%	—%
Corporate Bonds	2.4%
Mutual Funds	12.8%	—%

Total	100.0%	100.0%

The Bank’s investment policies and strategies for the Plan use target allocations for the individual asset categories. Current allocations are all within policy guidelines. The Bank’s investment goals are to maximize returns subject to specific risk management policies.

The Bank anticipates making at least the minimum required contribution in fiscal year 2022.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

NOTE 16 – Accumulated Other Comprehensive Loss

The following table sets forth the ending balance in accumulated other comprehensive loss as recorded on the accompanying consolidated balance sheets for each component as of:

	June 30, 2021	June 30, 2020
Accumulated pension actuarial loss	$(3,074,920)	$(6,375,840)
Deferred taxes related to accumulated pension actuarial loss	1,522,485	1,522,485
Unrealized net gain on securities available for sale	486,902	562,144
Deferred taxes related to unrealized net gain on securities available for sale	(544,626)	(544,625)
Total accumulated other comprehensive loss	$(1,610,159)	$(4,835,836)

The following table sets forth changes in accumulated other comprehensive loss:

	Available for	Defined Benefit
	Sale Securities	Pension Plan	Total
Balance, June 30, 2019	$(1,010,616)	(1,837,749)	$(2,848,365)
Other comprehensive (loss) income before reclassifications, net of tax	359,589	(2,562,807)	(2,203,218)
Amounts reclassified from other comprehensive loss, net of tax	—	215,747	215,747	*
Net current period other comprehensive (loss) income	359,589	(2,347,060)	(1,987,471)
Balance, June 30, 2020	(651,027)	(4,184,809)	(4,835,836)
Other comprehensive (loss) income before reclassifications, net of tax	(75,243)	2,892,373	2,817,130
Amounts reclassified from other comprehensive loss, net of tax	—	408,547	408,547	*
Net current period other comprehensive (loss) income	(75,243)	3,300,920	3,225,677
Balance, June 30, 2021	$(726,270)	$(883,889)	$(1,610,159)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk is as follows:

	June 30, 2021	June 30, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$20,938,071	$15,853,034
Sold loan commitments	$41,039,038	$105,961,238
Credit card commitments	$500,204	$567,763

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

As of June 30, 2021 and June 30, 2020, the Company does not engage in the use of interest rate swaps, futures or option contracts.

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

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Bank elected to begin using the CBLR for the quarter ended March 31, 2020 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended June 30, 2021 and 2020

●	Total assets of less than $10 billion,
●	Total trading assets plus liabilities of 5% or less of consolidated assets,
●	Total off-balance sheet exposures of 25% or less of consolidated assets,
●	Cannot be an advanced approaches banking organization, and
●	Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

As of June 30, 2021 and 2020, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

	June 30, 2021
			To be Considered
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2021
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$34,108,270	11.26%	25,744,847	8.50%

	June 30, 2020
			To be Considered
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2020
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	27,574,753	9.30%	23,715,029	8.00%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At June 30, 2020, the Bank’s net worth was $22,472,487 and general loan loss reserve was $1,147,504, totaling 7.7% of total assets, which meets the state of Wisconsin’s minimum net worth requirements. At June 30, 2021, the Bank’s net worth was $32,504,792 and general loan loss reserve was $1,323,730, totaling 10.7% of total assets, which meets the state of Wisconsin’s minimum net worth requirements.