Form 10-Q
period 2021-09-30
TEB Bancorp, Inc.
filed 2021-11-12
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ◻     No ⌧

As of November 12, 2021, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2021 (Unaudited) and June 30, 2021

	September 30, 2021	June 30, 2021
ASSETS
Cash and due from banks	$22,422,322	$5,577,965
Federal funds sold	15,823,766	43,799,524
Cash and cash equivalents	38,246,088	49,377,489

Interest bearing deposits in banks	342,294	326,245
Available for sale securities - stated at fair value	34,258,691	32,868,700
Loans, less allowance for loan losses of $1,462,889 and $1,412,489 at September 30, 2021 and June 30, 2021, respectively	225,611,409	215,419,951
Loans held for sale	7,829,305	6,866,900
Other real estate owned, net	167,590	167,590
Premises and equipment, net	7,948,259	7,912,493
Federal Home Loan Bank stock	1,031,200	1,031,200
Accrued interest receivable and other assets	1,770,077	1,731,234
TOTAL ASSETS	$317,204,913	$315,701,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$104,173,609	$108,991,043
Savings and NOW	91,787,078	88,156,887
Certificates of deposit	71,862,849	72,738,385
Total Deposits	267,823,536	269,886,315
Federal Home Loan Bank borrowings	5,000,000	5,000,000
Advance payments by borrowers for property taxes and insurance	4,722,562	3,434,519
Accrued interest payable and other liabilities	6,081,602	4,257,101
Total Liabilities	283,627,700	282,577,935

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of September 30, 2021 and June 30, 2021, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of September 30, 2021 and June 30, 2021)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	24,012,506	23,388,455
Accumulated other comprehensive loss	(1,780,864)	(1,610,159)
Total Stockholders’ Equity	33,577,213	33,123,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,204,913	$315,701,802

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2021 and 2020 (Unaudited)

	Three months ended
	September 30,
	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,256,146	$2,599,597
Interest and dividends on investment securities	181,283	151,990
Interest on federal funds sold	7,181	217
Interest on deposits in banks	7	342
Total Interest and Dividend Income	2,444,617	2,752,146

INTEREST EXPENSE
Interest on deposits	275,174	362,499
Interest on Federal Home Loan Bank borrowings	—	6,142
Total Interest Expense	275,174	368,641

Net interest income before provision for loan losses	2,169,443	2,383,505
Provision for loan losses	50,000	—
Net interest income after provision for loan losses	2,119,443	2,383,505

NON-INTEREST INCOME
Service fees on deposits	102,118	105,306
Service fees on loans	50,692	42,305
Gain on sales of mortgage loans	1,639,961	3,003,100
Income on sale of uninsured products	142,565	113,785
Other income	6,150	8,588
Total Non-Interest Income	1,941,486	3,273,084

NON-INTEREST EXPENSES
Compensation and benefits	2,134,654	2,437,776
Occupancy	515,594	523,588
Advertising	27,995	40,045
Data processing services	284,164	268,818
FDIC assessment	19,991	40,240
Cost of operations for other real estate owned	1,910	17,111
Insurance expense	29,421	30,044
Professional fees	120,153	123,977
Other expenses	302,996	396,142
Total Non-Interest Expenses	3,436,878	3,877,741

Income before income taxes	624,051	1,778,848
Income tax expense	—	—
NET INCOME	$624,051	$1,778,848

Basic income per share	$0.24	$0.68
Diluted income per share	$0.24	$0.68

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2021 and 2020 (Unaudited)

	For the three months ended
	September 30,	September 30,
	2021	2020
Net income	$624,051	$1,778,848
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding (losses) gains arising during period	(130,805)	136,142
Tax effect	—	—
Change in pension obligation	(39,900)	(102,135)
Tax effect	—	—
Other comprehensive (loss) income, net of tax	(170,705)	34,007
COMPREHENSIVE INCOME	$453,346	$1,812,855

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2021 and 2020 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

June 30, 2020 (audited)	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203
Net income	—	—	—	1,778,848	—	1,778,848
Other comprehensive income, net of tax	—	—	—	—	34,007	34,007
September 30, 2020	2,624,343	$26,243	$11,319,328	$18,781,316	$(4,801,829)	$25,325,058

June 30, 2021 (audited)	2,624,343	$26,243	$11,319,328	$23,388,455	$(1,610,159)	$33,123,867
Net income	—	—	—	624,051	—	624,051
Other comprehensive loss, net of tax	—	—	—	—	(170,705)	(170,705)
September 30, 2021	2,624,343	$26,243	$11,319,328	$24,012,506	$(1,780,864)	$33,577,213

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2021 and 2020 (Unaudited)

	For the three months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$624,051	$1,778,848
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Provision for loan losses	50,000	—
Depreciation	134,584	136,683
Net amortization and accretion	(6,882)	10,056
Origination of mortgage loans held for sale	(72,636,795)	(142,460,755)
Proceeds from sales of mortgage loans held for sale	73,314,351	140,615,027
Gain on sale of mortgage loans held for sale	(1,639,961)	(3,003,100)
Gain on sale or disposal of assets, net	—	(7,509)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(38,843)	(314,910)
Accrued interest payable and other liabilities	1,784,597	(3,148,235)
Net cash flows provided by (used in) operating activities	1,585,102	(6,393,895)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	391,089	562,823
Purchase of securities available for sale	(1,905,000)	(500,000)
Change in loans	(10,241,458)	4,387,871
Change in interest bearing deposits in banks	(16,049)	(154,918)
Proceeds from sale of premises and equipment	—	26,400
Purchase of premises and equipment, net	(170,349)	(120,842)
Net cash flows (used in) provided by investing activities	(11,941,767)	4,201,334
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,062,779)	1,795,458
FHLB advance proceeds	—	2,000,000
FHLB advance repayments	—	(7,000,000)
Change in advance payments by borrowers for property taxes and insurance	1,288,043	1,755,385
Net cash flows used in financing activities	(774,736)	(1,449,157)
Net Change in Cash and Cash Equivalents	(11,131,401)	(3,641,718)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	49,377,489	13,106,041
CASH AND CASH EQUIVALENTS - END OF PERIOD	$38,246,088	$9,464,323

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$248,215	$279,707

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

At September 30, 2021, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of TEB Bancorp, Inc. and its wholly-owned subsidiaries were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company as of and for the year ended June 30, 2021.

The interim condensed consolidated financial statements of the Company as of September 30, 2021, and for the three months ended September 30, 2021 and 2020 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months ended September 30, 2021, are not necessarily indicative of the results to be achieved for the year ending June 30, 2022 or any other period.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending September 30, 2021 and 2020 and June 30, 2021 and 2020 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp., and Equity Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

Service charges and other fees - The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as wires and overdraft charges, are settled the day the performance obligation is satisfied. The Company’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition for service charges and other fees.

Interchange fees - Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These funds are included in “Service fees on deposits” on the Condensed Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition for interchange fees.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

COVID-19

In December 2019, a coronavirus (COVID-19) was reported in China and in March 2020 was declared a national emergency in the United States. The COVID-19 pandemic caused significant economic dislocation as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to reopen. In order to protect the health of employees and customers, the Company had temporarily limited lobby hours and transitioned as many employees to remote work as possible. As COVID-19 vaccines have become more available, the Company has begun to transition to a

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

return to in-person work for employees. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

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

In late December 2020, as part of the Taxpayer Certainty and Disaster Recovery Act, the PPP loan portal was reopened for first draw PPP loan applications. A second draw was made available to qualified businesses starting January 13, 2021. Eligible borrowers will qualify for full forgiveness if employee and compensations levels are maintained with at least 60% attributed to payroll costs. The remaining can be used for interest on mortgages, rents, and utilities.

Eligibility for first draws required that, together with their affiliates, employers have 500 or fewer employees. Second draw eligibility required borrowers to have received a first draw PPP Loan and will or had used the full amount only for authorized use, had no more than 300 employees and demonstrated at least a 25% reduction in gross receipts between comparable quarters of 2019 and 2020.

Since the reopening in January 2021, the Company has originated nine first and second draw PPP loans totaling $729,000 and netting fees of $32,000. As of September 30, 2021, six of those loans received full forgiveness in the amount of $651,000.

Prior the reopening, the Company had recorded 17 PPP loans totaling $1.1 million. These 17 loans generated fees net to the Company of $44,000. As of March 24, 2021, all of the 17 loans had received full forgiveness from the SBA.

To work with customers impacted by COVID-19, the Company is offering short-term loan modifications (i.e., three months or less with the potential to extend up to six months, if necessary) on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. The Company additionally offers, to borrowers that qualify, loan deferrals under Section 4013 of the CARES Act. Loans less than 30 days past due as of September 30, 2020 are considered current for COVID-19 modifications and therefore qualify for a loan deferral. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2021 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. On December 27, 2020, the Consolidated Appropriations Act, 2020 (the “CAA Act”) became law, which both funded the federal government until September 30, 2021 and broadly addressed additional COVID-19 responses and relief. Amoung the additional relief measures included were certain extensions to elements of the CARES Act, including an extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

As of September 30, 2021, the Company had received requests to modify 86 loans aggregating $22.4 million, which excluded any loans that had been paid off subsequent to modification. Of these modifications, $22.1 million, or 98.7%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. Three loans totaling $287,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, two of the loans were transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary. Details with respect to loan modification requests are as follows:

	As of September 30, 2021
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	2	$112,319	—	$—
1-4 family owner occupied	50	6,875,038	—	—
1-4 family non-owner occupied	14	1,901,595	—	—
Multifamily	13	10,670,307	—	—
Commercial owner occupied	2	1,418,037	—	—
Commercial non-owner occupied	2	1,394,555	—	—
Consumer and installment loans	3	42,310	—	—
Total loan modification requests	86	$22,414,161	—	$—

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2021, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of November 12, 2021.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Although this ASU impacts the Company’s fair value disclosures, there is no additional impact to the Company’s condensed consolidated financial statements. All footnote disclosures were properly updated.

In August 2021, the FASB issued ASU No. 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946).” ASU 2021-06 provides guidance for financial services companies, among other industries, regarding the types of disclosures that must be included in filings with the Securities and Exchange Commission. The purpose of the rule is to indicate the various items, if applicable, that should appear on the face of the balance sheets or in the notes thereto, predominately involving the loans that are originated by the financial institution to executive officers, principal holders of equity securities of the registrant or any associate of such persons. These disclosures should follow the regulations of Rule 9-03 of Regulation S-X. If any loans granted to the above mentioned parties exceed 5 percent of stockholders equity in any year, ASU 2021-06 sets out disclosure requirements for these events. This ASU was effective upon issuance. The adoption of this guidance did not have a material impact on the consolidated results of operations, financial position, or cash flow of the Company.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three month periods ended September 30, 2021 and 2020.

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Net income	$624,051	1,778,848
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343
Diluted potential common shares	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343
Basic earnings per share	$0.24	0.68
Diluted earnings per share	$0.24	0.68

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of September 30, 2021 and June 30, 2021, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$25,578,235	$—	$25,578,235
US government agency obligations	—	5,624,782	—	5,624,782
Mortgage-backed securities	—	1,228,915	—	1,228,915
Municipal leases	—	999,976	—	999,976
Certificates of deposit	—	826,783	—	826,783
Total	$—	$34,258,691	$—	$34,258,691

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$23,775,999	$—	$23,775,999
US government agency obligations	—	5,981,978	—	5,981,978
Mortgage-backed securities	—	1,274,916	—	1,274,916
Municipal leases	—	1,002,989	—	1,002,989
Certificates of deposit	—	832,818	—	832,818
Total	$—	$32,868,700	$—	$32,868,700

Assets measured at fair value on non-recurring basis:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$113,899	$113,899
Other real estate owned, net	—	—	167,590	167,590
Total	$—	$—	$281,489	$281,489

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$116,906	$116,906
Other real estate owned, net	—	—	167,590	167,590
Total	$—	$—	$284,496	$284,496

Loans with a carrying amount of $202,000 and $206,000 were considered impaired as of September 30, 2021 and June 30, 2021 and a specific allowance for loan losses of $89,000 and $89,000, respectively, was established against these loans.

Other real estate owned with carrying amount of approximately $168,000 was determined to be at their fair value as of September 30, 2021 and June 20, 2020.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

	As of September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$113,899	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$167,590	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

	As of June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$116,906	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$167,590	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

NOTE 5 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at September 30, 2021 and June 30, 2021.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$25,264,967	$446,448	$133,180	$25,578,235
U.S. government agency obligations	5,642,505	—	17,723	5,624,782
Mortgage-backed securities	1,193,917	34,998	—	1,228,915
Municipal leases	1,001,206	974	2,204	999,976
Certificates of deposit	800,000	26,783	—	826,783
	$33,902,595	$509,203	$153,107	$34,258,691

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$23,350,108	$508,588	$82,697	$23,775,999
U.S. government agency obligations	5,999,632	15	17,669	5,981,978
Mortgage-backed securities	1,229,820	45,096	—	1,274,916
Municipal leases	1,002,239	2,185	1,435	1,002,989
Certificates of deposit	800,000	32,818	—	832,818
	$32,381,799	$588,702	$101,801	$32,868,700

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$7,022,805	$107,260	$654,080	$25,920	$7,676,885	$133,180
U.S. government agency obligations	5,624,782	17,723	—	—	5,624,782	17,723
Municipal leases	586,158	2,204	—	—	586,158	2,204
	$13,233,745	$127,187	$654,080	$25,920	$13,887,825	$153,107

Management does not believe any individual unrealized loss as of September 30, 2021 represents other than temporary impairment. At September 30, 2021 the Bank held $654,080, comprised of two securities, in obligations of states and political subdivisions that have an unrealized loss existing for 12 months or greater of $25,920. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

classified as available for sale, management does not have the intent to sell the securities and it is more likely than not it will be able to hold the securities through a recovery period or until maturity.

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

Management does not believe any individual unrealized loss as of June 30, 2021 represents other than temporary impairment. At June 30, 2021, the Bank does not hold any securities in obligations of states and political subdivisions at that have an unrealized loss existing for 12 months or greater.

The amortized cost and fair value of available for sale securities as of September 30, 2021 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$1,230,555	$1,239,941
Due after one year through 5 years	12,670,932	12,854,734
Due after 5 years through 10 years	7,678,950	7,812,016
Due after 10 years	11,128,241	11,123,085
Subtotal	32,708,678	33,029,776
Mortgage backed securities
Due after one year through 5 years	1,193,917	1,228,915
Due after 5 years through 10 years	—	—
Total	$33,902,595	$34,258,691

During the three months ended September 30, 2021 and 2020, the Company did not sell any available for sale securities. The Company did not have any available for sale securities pledged at September 30, 2021 and June 30, 2021.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	September 30, 2021	June 30, 2021
Construction, land, development	$8,070,394	$2,458,461
1-4 family owner occupied	74,012,356	72,011,570
1-4 family non-owner occupied	21,211,782	22,368,557
Multifamily	96,821,185	91,876,323
Commercial owner occupied	6,296,756	6,405,226
Commercial non-owner occupied	13,458,274	14,182,106
Consumer and installment loans	7,203,551	7,530,197

Total loans	227,074,298	216,832,440
Less:
Allowance for loan losses	(1,462,889)	(1,412,489)

Loans, net	$225,611,409	$215,419,951

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $133,000 at September 30, 2021 and $99,000 at June 30, 2021.

Non-performing loans are as follows:

	September 30, 2021	June 30, 2021
Nonaccrual Loans	$640,030	$793,141
Total non-performing loans	$640,030	$793,141

Restructured loans, accruing	$—	$—
Total impaired loans	$640,030	$793,141

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	September 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$181,914	$—	$20,569	$202,483
Unpaid principal balance	—	—	—	—	181,914	—	20,569	202,483
Related allowance	—	—	—	—	68,016	—	20,569	88,585

With no related allowance recorded
Recorded investment	$—	$437,547	$—	$—	$—	$—	$—	$437,547
Unpaid principal balance	—	437,547	—	—	—	—	—	437,547
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$437,547	$—	$—	$181,914	$—	$20,569	$640,030
Unpaid principal balance	—	437,547	—	—	181,914	—	20,569	640,030
Related allowance	—	—	—	—	68,016	—	20,569	88,585

	Three Months Ended September 30, 2021
Average recorded balance	$—	$476,294	$—	$—	$182,223	$—	$22,065	$680,582
								—
Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	1,723	—	—	—	—	—	1,723
Total interest on impaired loans	$—	$1,723	$—	$—	$—	$—	$—	$1,723

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$182,532	$—	$23,133	$205,665
Unpaid principal balance	—	—	—	—	182,532	—	23,133	205,665
Related allowance	—	—	—	—	65,626	—	23,133	88,759

With no related allowance recorded
Recorded investment	$—	$587,476	$—	$—	$—	$—	$—	$587,476
Unpaid principal balance	—	587,476	—	—	—	—	—	587,476
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$587,476	$—	$—	$182,532	$—	$23,133	$793,141
Unpaid principal balance	—	587,476	—	—	182,532	—	23,133	793,141
Related allowance	—	—	—	—	65,626	—	23,133	88,759

Average recorded balance	$—	$780,405	$41,013	$—	$181,950	$—	$109,214	$1,112,582

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	20,084	—	—	—	—	—	20,084
Total interest on impaired loans	$—	$20,084	$—	$—	$—	$—	$—	$20,084

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

	September 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$162,455	$—	$—	$173,316	$—	$102,036	$437,807
Unpaid principal balance	—	162,455	—	—	173,316	—	102,036	437,807
Related allowance	—	66,048	—	—	54,334	—	60,155	180,537

With no related allowance recorded
Recorded investment	$—	$802,514	$	$—	$—	$—	$30,374	$832,888
Unpaid principal balance	—	802,514		—	—	—	30,374	832,888
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$964,969	$—	$—	$173,316	$—	$132,410	$1,270,695
Unpaid principal balance	—	964,969	—	—	173,316	—	132,410	1,270,695
Related allowance	—	66,048	—	—	54,334	—	60,155	180,537

	Three Months Ended September 30, 2020
Average recorded balance	$—	$965,118	$14,393	$—	$180,082	$—	$130,309	$1,289,902

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	3,388	—	—	—	—	—	3,388
Total interest in impaired loans	$—	$3,388	$—	$—	$—	$—	$—	$3,388

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

The following is a summary of loans by risk rating:

	September 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$8,070,394	$73,519,200	$21,211,782	$96,821,185	$4,956,966	$10,219,550	$7,182,982	$221,982,059
5	—	55,609	—	—	1,157,876	3,238,724	—	4,452,209
6	—	437,547	—	—	181,914	—	20,569	640,030
7	—	—	—	—	—	—	—	—
Total	$8,070,394	$74,012,356	$21,211,782	$96,821,185	$6,296,756	$13,458,274	$7,203,551	$227,074,298

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$2,458,461	$71,319,957	$22,368,557	$91,876,323	$5,064,818	$10,917,142	$7,507,064	$211,512,322
5	—	104,137	—	—	1,157,876	3,264,964	—	4,526,977
6	—	587,476	—	—	182,532	—	23,133	793,141
7	—	—	—	—	—	—	—	—
Total	$2,458,461	$72,011,570	$22,368,557	$91,876,323	$6,405,226	$14,182,106	$7,530,197	$216,832,440

The following is a summary of past due loans:

	September 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$371,488	$18,376	$—	$—	$—	$—	$389,864
60‑89 days, accruing	—	70,658	—	—	—	—	—	70,658
90 days & over or nonaccrual	—	437,547	—	—	181,914	—	20,569	640,030
Total	$—	$879,693	$18,376	$—	$181,914	$—	$20,569	$1,100,552

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$535,696	$—	$—	$—	$—	$—	$535,696
60‑89 days, accruing	—	—	—	—	—	—	—	—
90 days & over or nonaccrual	—	587,476	—	—	182,532	—	23,133	793,141
Total	$—	$1,123,172	$—	$—	$182,532	$—	$23,133	$1,328,837

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs. There were no new TDRs during the three months ending September 30, 2021. There were also no TDRs that defaulted during the period that were modified within the previous three months as of September 30, 2021. One TDR was transferred out of TDR status during the three months ended September 30, 2021. There was one TDR as of September 30, 2021 and two TDRs as of June 30, 2021. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. One loan was transferred out of TDR status during the three months ended September 30, 2021.

The following is a summary of TDRs as of September 30, 2021:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance June 30, 2021	$—	$104,137	$—	$—	$—	$—	$—	$104,137
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(311)	—	—	—	—	—	(311)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	—	—	—	—	—	—	—
Transfers out of TDR status	—	(48,217)	—	—	—		—	(48,217)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$55,609	$—	$—	$—	$—	$—	$55,609

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$104,137	$—	$—	$—	$—	$—	$104,137
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(311)	—	—	—	—	—	(311)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	—	—	—	—	—	—	—
Transfers out of TDR status	—	(48,217)	—	—	—		—	(48,217)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$55,609	$—	$—	$—	$—	$—	$55,609

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three months ended September 30, 2021 and 2020 and the year ended June 30, 2021:

	Three Months Ended September 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/21	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	400	—	400
Provision	25,254	13,508	(15,526)	24,724	1,796	(11,762)	(5,052)	17,058	50,000
Balance at 9/30/21	$36,317	$339,916	$100,119	$484,106	$101,647	$218,697	$61,871	$120,216	$1,462,889

Allowance
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$68,016	$—	$20,569	$—	$88,585
Ending balance collectively evaluated for impairment	36,317	339,916	100,119	484,106	33,631	218,697	41,302	120,216	1,374,304
Ending balance	$36,317	$339,916	$100,119	$484,106	$101,647	$218,697	$61,871	$120,216	$1,462,889
Loans
Ending balance individually evaluated for impairment	$—	$437,547	$—	$—	$181,914	$—	$20,569	$—	$640,030
Ending balance collectively evaluated for impairment	8,070,394	73,574,809	21,211,782	96,821,185	6,114,842	13,458,274	7,182,982	—	226,434,268
Total loans	$8,070,394	$74,012,356	$21,211,782	$96,821,185	$6,296,756	$13,458,274	$7,203,551	$—	$227,074,298
Less allowance	$36,317	$339,916	$100,119	$484,106	$101,647	$218,697	$61,871	$120,216	$1,462,889
Total loans, net	$8,034,077	$73,672,440	$21,111,663	$96,337,079	$6,195,109	$13,239,577	$7,141,680	$(120,216)	$225,611,409

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	(61,491)	—	—	—	—	(29,994)	—	(91,485)
Recoveries	—	—	—	—	—	—	547	—	547
Provision	(2,732)	31,465	38,425	172,717	4,140	(82,211)	(1,342)	(10,462)	150,000
Balance at 6/30/21	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489

Allowance
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$65,626	$—	$23,133	$—	$88,759
Ending balance collectively evaluated for impairment	11,063	326,408	115,645	459,382	34,225	230,459	43,390	103,158	1,323,730
Ending balance	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489
Loans

Ending balance individually evaluated for impairment	$—	$587,476	$—	$—	$182,532	$—	$23,133	$—	$793,141
Ending balance collectively evaluated for impairment	2,458,461	71,424,094	22,368,557	91,876,323	6,222,694	14,182,106	7,507,064	—	216,039,299
Total loans	$2,458,461	$72,011,570	$22,368,557	$91,876,323	$6,405,226	$14,182,106	$7,530,197	$—	$216,832,440
Less allowance	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489
Total loans, net	$2,447,398	$71,685,162	$22,252,912	$91,416,941	$6,305,375	$13,951,647	$7,463,674	$(103,158)	$215,419,951

	Three Months Ended September 30, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	—	—	—	—	—	(325)	—	(325)
Recoveries	—	—	—	—	—	—	382	—	382
Provision	(2,936)	(21,043)	(1,393)	63,976	(20,527)	16,232	(7,428)	(26,881)	—
Balance at 3/31/20	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484

Allowance
Ending balance individually evaluated for impairment	$—	$66,048	$—	$—	$54,334	$—	$60,155	$—	$180,537
Ending balance collectively evaluated for impairment	10,859	269,343	75,827	350,641	20,850	328,902	29,786	86,739	1,172,947
Ending balance	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484
Loans

Ending balance individually evaluated for impairment	$—	$964,969	$—	$—	$173,316	$—	$132,410	$—	$1,270,695
Ending balance collectively evaluated for impairment	3,619,835	91,613,190	20,831,506	82,503,675	6,415,474	20,620,785	7,390,931	—	232,995,396
Total loans	$3,619,835	$92,578,159	$20,831,506	$82,503,675	$6,588,790	$20,620,785	$7,523,341	$—	$234,266,091
Less allowance	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484
Total loans, net	$3,608,976	$92,242,768	$20,755,679	$82,153,034	$6,513,606	$20,291,883	$7,433,400	$(86,739)	$232,912,607

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $11,808,767 and $12,471,488 at September 30, 2021 and June 30, 2021, respectively. The Bank did not maintain any custodial balances at September 30, 2021 and June 30, 2021, respectively, in connection with the foregoing loan servicing.

NOTE 9 – Borrowings

Borrowings consist of the following:

	September 30, 2021	June 30, 2021
FHLB fixed rate advance (0.00%, matures 5/23/22)	$5,000,000	$5,000,000

	$5,000,000	$5,000,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to a maximum 110,106,324 at September 30, 2021. The FHLB provides both fixed and floating rate advances. Within the master contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were no outstanding advances on the open line of credit as of September 30, 2021 and June 30, 2021.

Additionally, the Bank had $5,000,000 outstanding in term advances as of September 30, 2021 and June 30, 2021. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000. There were no amounts outstanding as of September 30, 2021 or June 30, 2021.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three months ended September 30, 2021 and 2020. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270. The primary difference between the statutory tax rate and the effective rate for the period ending September 30, 2021 would be the anticipated change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

The Bank recognized pension income of $82,155 for the three months ended September 30, 2021, and pension expense of $26,250 for the three months ended September 30, 2020.

The Bank had a valuation of the Plan completed as of the fiscal year ended June 30, 2021, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of

$159,594. The change in pension obligation reported in the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, and in the condensed consolidated statements of changes in stockholders’ equity as of September 30, 2021 reflect this estimation.

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	September 30, 2021	June 30, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$24,377,449	$20,938,071
Sold loan commitments	$35,868,067	$41,039,038
Credit card commitments	$488,187	$500,204

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

As of September 30, 2021 and June 30, 2021, the Company did not engage in the use of interest rate swaps, futures or option contracts.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2021 (Unaudited) and June 30, 2021 and for The Three Months Ended

September 30, 2021 and 2020 (Unaudited)

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

On November 13, 2019, the federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the CBLR, if a qualifying depository institution (like the bank) elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e. leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020 and intends to utilize this measure for the foreseeable future.

As of September 30, 2021 and June 30, 2021, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above. Under the CBLR Framework, capital adequacy amounts and ratios are not applicable as qualifying depositary institutions are evaluated solely on whether or not they are well capitalized.

			To be Considered
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2021 (unaudited)
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$34,762,410	11.26%	$26,237,034	8.50%

As of June 30, 2021
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$34,108,270	11.26%	$25,744,847	8.50%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At September 30, 2021 and June 30, 2021, the Bank’s net worth was $32,988,228 with general loan loss reserve of $1,374,304 and $32,504,792 with general loan loss reserve of $1,323,730, totaling 10.8% and 10.7% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at September 30, 2021 and June 30, 2021 and for the three months ended September 30, 2021 and 2020 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2021 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of September 30, 2021 and for the three months ended September 30, 2021 and 2020 is derived from unaudited financial statements of TEB Bancorp, Inc. for September 30, 2021 and 2020 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2021 and for the three months ended September 30, 2021 and 2020. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2021.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 or any other pandemic on the global, national, and local economy;
●	the effect of the COVID-19 pandemic on the Company’s credit quality, revenue, and business operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;

●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;
●	the inability of third-party providers to perform as expected;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Commercial Loan Type	September 30, 2021	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,568,178	0.69%
Retail	2,230,898	0.98%
Hospitality and tourism	—	—%
	$3,799,076	1.67%

The Company’s allowance for loan losses was $1.5 million for September 30, 2021 and $1.4 million at September 30, 2020. At September 30, 2021 and September 30, 2020, the allowance for loan losses represented 0.64% and 0.58% of total loans, respectively. During 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and higher unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at September 30, 2021, the Company considered, among other things, the health and composition of its loan portfolio in relation to the COVID-19 pandemic. At September 30, 2021, approximately 99.2% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.7% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to reopen. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to stay open, and high levels of unemployment occur for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may continue to decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our uninsured investment revenues may decline if there is market turmoil;
●	our cyber security risks will increase if there is an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to an increased outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition, and results of operations and prospects.

As of September 30, 2021, the Company originated 26 PPP loans totaling $1.8 million and generated approximately $76,000 from the processing fees. All PPP loan originations occurred before the end of the September 30, 2021 reporting period. As of September 30, 2021, 23 PPP loans totaling $1.8 million have been forgiven.

As of September 30, 2021, the Company had received requests to modify 86 loans aggregating $22.4 million, which excludes any loans that had been paid off subsequent to modification. Of these modifications, $22.1 million, or 98.7%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. As of September 30, 2021, all of these modifications have resumed monthly loan payments. Three loans totaling $287,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR, however two of the loans were transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Total Assets. Total assets increased $1.5 million, or 0.5%, to $317.2 million at September 30, 2021 from $315.7 million at June 30, 2021. The increase in assets was primarily due to an increase of $10.2 million in net loans held for investment and a $962,000 increase in loans held for sale, offset by a decrease in cash and cash equivalents of $11.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $11.1 million, or 22.5%, to $38.2 million at September 30, 2021 from $49.4 million at June 30, 2021. This decrease in cash and cash equivalents was a result of loan fundings as discussed below.

Interest Bearing Deposits. Interest bearing deposits remained relatively consistent, increasing by $16,000, or 4.9%, to $342,000 at September 30, 2021 from $326,000 at June 30, 2021.

Available-for-Sale Securities. Available-for-sale securities increased $1.4 million, or 4.2%, to $34.3 million at September 30, 2021 from $32.9 million at June 30, 2021, due to the purchase of securities totaling $1.9 million, offset by maturities and calls of $391,000.

Net Loans Held for Investment. Net loans held for investment increased $10.2 million, or 4.7%, to $225.6 million at September 30, 2021 from $215.4 million at June 30, 2021, primarily reflecting an increase in construction and multifamily loans. Construction loans increased $5.6 million, or 228.3%, from $2.5 million at June 30, 2021 to $8.1 million at September 30, 2021, and multifamily loans increased $4.9 million, or 5.4%, to $96.8 million at September 30, 2021 from $91.9 million at June 30, 2021. Additionally, one- to four-family owner occupied residential real estate loans increased $2.0 million, or 2.8%, from $72.0 million at June 30, 2021 to $74.0 million at September 30, 2021. We currently sell the majority of the single family loans we originate.

Loans Held for Sale. Loans held for sale increased $962,000, or 14.0%, to $7.8 million at September 30, 2021 from $6.9 million at June 30, 2021, due to slower payment speeds by loan correspondents during the quarter, reflecting slower secondary market sales of loans originated.

Other Real Estate Owned. Other real estate owned remained the same at $168,000 at September 30, 2021 and June 30, 2021.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock remained unchanged at $1.0 million at September 30, 2021, and June 30, 2021, respectively, as a result of the same balance in borrowed funds as discussed below.

Deposits. Total deposits decreased $2.1 million, or 0.8%, to $267.8 million at September 30, 2021 from $269.9 million at June 30, 2021. The decrease was due to decreases in demand accounts of $4.8 million, or 4.4%, from $109.0 million at June 30, 2021 to $104.2 million at September 30, 2021 and in certificates of deposit of $876,000, or 1.2%, to $71.9 million at September 30, 2021 from $72.7 million at June 30, 2021. The decreases were offset partially by the increase in savings and NOW accounts of $3.6 million, or 4.1%, from $88.2 million at June 30, 2021 to $91.8 million at September 30, 2021.

Borrowed Funds. Borrowed funds, consisting solely of Federal Home Loan Bank advances, remained unchanged at $5.0 million at September 30, 2021 and June 30, 2021. Loan payments and payoffs have reduced our need for borrowings to fund our operations.

Stockholders’ Equity. Total stockholders’ equity increased $453,000 or 1.4%, to $33.6 million at September 30, 2021 from $33.1 million at June 30, 2021. The increase was due primarily to net income of $624,000 during the three months ended September 30, 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020

General. Net income was $624,000 for the three months ended September 30, 2021, compared to $1.8 million for the three months ended September 30, 2020, a decrease of $1.2 million. The change was primarily due to a $1.4 million decrease in gain on sales of mortgage loans, partially offset by a $303,000 decrease in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $308,000, or 11.2%, to $2.4 million for the three months ended September 30, 2021 compared to $2.8 million for the three months ended September 30, 2020. Interest income on loans, which is our primary source of interest income, decreased $343,000, or 13.2%, to $2.3 million for the three months ended September 30, 2021 compared to $2.6 million for the three months ended September 30, 2020. Our annualized average yield on loans decreased 34 basis points to 4.13% for the three months ended September 30, 2021 from 4.47% for the three months ended September 30, 2020, primarily due to the decrease in interest rates. The average balance of loans decreased $14.3 million, or 6.1%, to $218.4 million for the three months ended September 30, 2021 from $232.6 million for the three months ended September 30, 2020.

Interest Expense. Interest expense decreased $93,000, or 25.4%, to $275,000 for the three months ended September 30, 2021 compared to $369,000 for the three months ended September 30, 2020, due primarily to decreases in market interest rates and a shift in deposits from certificates of deposit to lower cost demand and savings and NOW accounts.

Interest expense on deposits decreased $87,000, or 24.1%, to $275,000 for the three months ended September 30, 2021 from $362,000 for the three months ended September 30, 2020. Specifically, interest expense on certificates of deposit decreased $83,000, or 24.6%, to $255,000 for the three months ended September 30, 2021 from $338,000 for the three months ended September 30, 2020. The decrease resulted from a 17 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.42% for the three months ended September 30, 2021 from 1.59% for the three months ended September 30, 2020, reflecting a decrease in market rates. Additionally, there was a $13.3 million decrease in the average balance of certificates of deposits to $72.0 million at September 30, 2021 from $85.3 million for the three months ended September 30, 2020.

There was no interest expense on FHLB borrowings for the three months ended September 30, 2021 compared to $6,000 for the three months ended September 30, 2020. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $3.0 million, or 37.2%, to $5.0 million for the three months ended September 30, 2021 from $8.0 million for the three months ended September 30, 2020, and the annualized average rate we paid on borrowings decreased 31 basis points to 0% for the three months ended September 30, 2021 from 0.31% for the three months ended September 30, 2020. As described above, loan payments and payoffs and increases in demand and savings and NOW deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income decreased $214,000, or 9.0%, to $2.2 million for the three months ended September 30, 2021 from $2.4 million the three months ended September 30, 2020, primarily as a result of the decreased interest income from loans. In addition, our net interest rate spread decreased by 65 basis points to 2.87% for the three months ended September 30, 2021 from 3.52% for the three months ended September 30, 2020, and our net interest margin decreased by 65 basis points to 2.97% for the three months ended September 30, 2021 from 3.61% for the three months ended September 30, 2020, due to the decreases in market interest rates.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $50,000 provision for loan losses for the three months ended September 30, 2021, compared to no provision for the three months ended September 30, 2020. Our allowance for loan losses was $1.5 million at September 30, 2021 and $1.4 million at June 30, 2021. The allowance for loan losses to total loans was 0.64% at September 30, 2021 and 0.65% at June 30, 2021, while the allowance for loan losses to non-performing loans was 228.57% at September 30, 2021 and 178.09% at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income decreased $1.3 million, or 40.7%, to $1.9 million for the three months ended September 30, 2021 compared to $3.3 million for the three months ended September 30, 2020. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) decreased $1.4 million, or 45.4%, to $1.6 million for the three months ended September 30, 2021 compared to $3.0 million for the three months ended September 30, 2020. The decrease in the gain on sale of motgage loans was due primarily to the decrease in the originations for sale of $72.6 million of mortgage loans during the 2021 period compared to $142.5 million of such originations during the 2020 period.

Non-interest Expenses. Non-interest expenses decreased $441,000, or 11.4%, to $3.4 million for the three months ended September 30, 2021 from $3.9 million for the three months ended September 30, 2020. Compensation and benefits expense decreased $303,000, or 12.4%, to $2.1 million for the three months ended September 30, 2021 from $2.4 million for the three months ended September 30, 2020, as we experienced a decrease in payroll expense due to lower loan officer compensation as a result of decreased loan origination volume. Other expenses decreased $93,000 or 23.5% to $303,000 for the three months ended September 30, 2021 compared to $396,000 as of September 30, 2020 due to decreased loan sold volume and the associated loan origination costs that are written off at time of sale.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended September 30, 2021 and for the three months ended September 30, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended September 30,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$218,371,546	$2,256,146	4.13%	$232,635,658	$2,599,597	4.47%
Securities	33,369,216	175,573	2.10%	20,301,633	140,386	2.77%
Federal Home Loan Bank of Chicago stock	1,031,200	5,710	2.21%	1,345,500	11,604	3.45%
Other	39,770,651	7,188	0.07%	9,553,405	559	0.02%
Total interest-earning assets	292,542,613	2,444,617	3.34%	263,836,196	2,752,146	4.17%
Non-interest-earning assets	18,891,366			35,449,900
Total assets	$311,433,979			$299,286,096

Interest-bearing liabilities:
Demand deposits	$66,835,869	$3,733	0.02%	$55,966,341	$8,325	0.06%
Savings and NOW deposits	90,700,767	16,571	0.07%	78,460,847	16,234	0.08%
Certificates of deposit	71,979,850	254,870	1.42%	85,277,751	337,940	1.59%
Total interest-bearing deposits	229,516,486	275,174	0.48%	219,704,939	362,499	0.66%
Borrowings	5,000,000	—	—%	7,955,556	6,142	0.31%
Total interest-bearing liabilities	234,516,486	275,174	0.47%	227,660,495	368,641	0.65%
Non-interest-bearing liabilities	43,385,868			47,705,361
Total liabilities	277,902,354			275,365,856
Total equity	33,531,625			23,920,240
Total liabilities and equity	$311,433,979			$299,286,096
Net interest income		$2,169,443			$2,383,505
Net interest rate spread (1)			2.87%			3.52%
Net interest-earning assets (2)	$58,026,127			$36,175,701
Net interest margin (3)			2.97%			3.61%
Average interest-earning assets to interest-bearing liabilities	124.74%			115.89%
(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At September 30, 2021, we had a $110.1 million line of credit with the Federal Home Loan Bank of Chicago, and had $5.0 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.6 million for the three months ended September 30, 2021 and net cash used in operating activities was ($6.4) million for the three months ended September 30, 2020. Net cash (used in) provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was ($11.9) million and $4.2 million for the three months ended September 30, 2021 and the three months ended September 30, 2020, respectively. Net cash used in financing activities, consisting of activity in deposit accounts and borrowings, was ($0.8) million and ($1.4) million for the three months ended September 30, 2021 and 2020, respectively.

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

At September 30, 2021, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

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

Exhibit 101

The following financial statements from the TEB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensive Business Reporting Language (XBRL); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

Exhibit 104	The cover page from TEB Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP, INC.

Date:	November 12, 2021	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Executive Officer

Date:	November 12, 2021	By:	/s/ Lauren Poppen
Lauren Poppen, Chief Financial Officer