Form 10-Q
period 2021-12-31
TEB Bancorp, Inc.
filed 2022-02-09
CIK 1751700

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

414-476-6434

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		NONE

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ⌧

As of February 9, 2022, 2,624,343 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Part I Financial Information

Item 1 Financial Statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 (Unaudited) and June 30, 2021

	December 31, 2021	June 30, 2021
ASSETS
Cash and due from banks	$23,035,628	$5,577,965
Federal funds sold	1,670,652	43,799,524
Cash and cash equivalents	24,706,280	49,377,489

Interest bearing deposits in banks	512,968	326,245
Available for sale securities - stated at fair value	39,033,226	32,868,700
Loans, less allowance for loan losses of $1,487,823 and $1,412,489 at December 31, 2021 and June 30, 2021, respectively	234,014,634	215,419,951
Loans held for sale	3,344,857	6,866,900
Other real estate owned, net	167,590	167,590
Premises and equipment, net	7,887,195	7,912,493
Federal Home Loan Bank stock	1,031,200	1,031,200
Accrued interest receivable and other assets	1,555,477	1,731,234
TOTAL ASSETS	$312,253,427	$315,701,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Demand	$107,046,085	$108,991,043
Savings and NOW	90,042,054	88,156,887
Certificates of deposit	69,961,025	72,738,385
Total Deposits	267,049,164	269,886,315
Federal Home Loan Bank borrowings	5,000,000	5,000,000
Advance payments by borrowers for property taxes and insurance	513,182	3,434,519
Accrued interest payable and other liabilities	5,753,426	4,257,101
Total Liabilities	278,315,772	282,577,935

STOCKHOLDERS’ EQUITY
Preferred stock ($0.01 par value, 5,000,000 authorized, no shares issued or outstanding as of December 31, 2021 and June 30, 2021, respectively)	—	—
Common stock ($0.01 par value, 20,000,000 authorized, 2,624,343 issued and outstanding as of December 31, 2021 and June 30, 2021)	26,243	26,243
Additional paid in capital	11,319,328	11,319,328
Retained earnings	24,548,109	23,388,455
Accumulated other comprehensive loss	(1,956,025)	(1,610,159)
Total Stockholders’ Equity	33,937,655	33,123,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,253,427	$315,701,802

See accompanying notes to condensed consolidated financial statements

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$2,303,453	$2,599,766	$4,559,599	$5,199,363
Interest and dividends on investment securities	194,662	149,355	375,945	301,345
Interest on federal funds sold	8,518	190	15,699	407
Interest on deposits in banks	60	222	67	564
Total Interest and Dividend Income	2,506,693	2,749,533	4,951,310	5,501,679

INTEREST EXPENSE
Interest on deposits	259,487	318,653	534,661	681,152
Interest on Federal Home Loan Bank borrowings	—	664	—	6,806
Total Interest Expense	259,487	319,317	534,661	687,958

Net interest income before provision for loan losses	2,247,206	2,430,216	4,416,649	4,813,721
Provision for loan losses	25,000	50,000	75,000	50,000
Net interest income after provision for loan losses	2,222,206	2,380,216	4,341,649	4,763,721

NON-INTEREST INCOME
Service fees on deposits	93,207	105,779	195,325	211,085
Service fees on loans	40,252	46,232	90,944	88,537
Gain on sales of mortgage loans	1,338,788	3,619,405	2,978,749	6,622,505
Income on sale of uninsured products	124,844	102,849	267,409	216,634
Net gain on sale of other real estate owned	—	(11,573)	—	(11,573)
Other income	6,699	5,253	12,849	13,841
Total Non-Interest Income	1,603,790	3,867,945	3,545,276	7,141,029

NON-INTEREST EXPENSES
Compensation and benefits	2,049,868	2,649,604	4,184,522	5,087,380
Occupancy	526,426	537,707	1,042,020	1,061,295
Advertising	49,995	37,545	77,990	77,590
Data processing services	250,842	291,498	535,006	560,316
FDIC assessment	20,990	26,570	40,981	66,810
Cost of operations for other real estate owned	4,620	159,564	6,530	176,675
Insurance expense	28,084	29,141	57,505	59,185
Professional fees	82,627	135,506	202,780	259,483
Other expenses	276,941	423,489	579,937	819,631
Total Non-Interest Expenses	3,290,393	4,290,624	6,727,271	8,168,365

Income before income taxes	535,603	1,957,537	1,159,654	3,736,385
Income tax expense	—	—	—	—
NET INCOME	$535,603	$1,957,537	$1,159,654	$3,736,385

Basic income per share	$0.20	$0.75	$0.44	1.42
Diluted income per share	$0.20	$0.75	$0.44	1.42

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Net income	$535,603	$1,957,537	$1,159,654	$3,736,385
Other comprehensive income (loss), net of tax
Unrealized gains/losses on securities
Net unrealized holding (losses) gains arising during period	(135,261)	17,690	(266,066)	153,832
Tax effect	—	—	—	—
Change in pension obligation	(39,900)	(102,135)	(79,800)	(204,270)
Tax effect	—	—	—	—
Other comprehensive loss, net of tax	(175,161)	(84,445)	(345,866)	(50,438)
COMPREHENSIVE INCOME	$360,442	$1,873,092	$813,788	$3,685,947

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended December 31, 2021 and 2020 (Unaudited)

					Accumulated
			Additional		Other
	Number of	Common	Paid- In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income (Loss)	Total

June 30, 2020	2,624,343	$26,243	$11,319,328	$17,002,468	$(4,835,836)	$23,512,203
Net income	—	—	—	1,778,848	—	1,778,848
Other comprehensive income, net of tax	—	—	—	—	34,007	34,007
September 30, 2020	2,624,343	26,243	11,319,328	18,781,316	(4,801,829)	25,325,058
Net income	—	—	—	1,957,537	—	1,957,537
Other comprehensive loss, net of tax	—	—	—	—	(84,445)	(84,445)
December 31, 2020	2,624,343	$26,243	$11,319,328	$20,738,853	$(4,886,274)	$27,198,150

June 30, 2021	2,624,343	$26,243	$11,319,328	$23,388,455	$(1,610,159)	$33,123,867
Net income	—	—	—	624,051	—	624,051
Other comprehensive loss, net of tax	—	—	—	—	(170,705)	(170,705)
September 30, 2021	2,624,343	26,243	11,319,328	24,012,506	(1,780,864)	33,577,213
Net income	—	—	—	535,603	—	535,603
Other comprehensive loss, net of tax	—	—	—	—	(175,161)	(175,161)
December 31, 2021	2,624,343	$26,243	$11,319,328	$24,548,109	$(1,956,025)	$33,937,655

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2021 and 2020 (Unaudited)

	For the six months ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,159,654	$3,736,385
Adjustments to reconcile net income to net cash flows provided by operating activities
Provision for loan losses	75,000	50,000
Depreciation	270,285	275,684
Net amortization and accretion	(910)	19,585
Origination of mortgage loans held for sale	(130,846,862)	(289,881,006)
Proceeds from sales of mortgage loans held for sale	137,347,654	299,644,824
Gain on sale of mortgage loans held for sale	(2,978,749)	(6,622,505)
Loss on sale of other real estate owned, net	—	11,573
Income tax valuation allowance	246,244	852,343
Gain on sale or disposal of assets, net	—	(7,510)
Changes in assets and liabilities:
Accrued interest receivable and other assets	175,757	(21,263)
Accrued interest payable and other liabilities	1,170,278	(1,637,177)
Net cash flows provided by operating activities	6,618,351	6,420,933
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities or calls of securities available for sale	745,321	1,470,923
Purchase of securities available for sale	(7,175,000)	(3,815,000)
Change in loans	(18,669,683)	4,600,637
Change from redemption of FHLB stock	—	314,300
Change in interest bearing deposits in banks	(186,723)	2,030,788
Proceeds from sale of other real estate owned	—	1,737,762
Charge-offs on other real estate owned	—	152,765
Proceeds from sale of premises and equipment	—	26,400
Purchase of premises and equipment, net	(244,987)	(476,627)
Net cash flows (used in) provided by investing activities	(25,531,072)	6,041,948
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,837,151)	(244,638)
FHLB advance proceeds	—	45,500,000
FHLB advance repayments	—	(50,500,000)
Change in advance payments by borrowers for property taxes and insurance	(2,921,337)	(1,969,638)
Net cash flows used in financing activities	(5,758,488)	(7,214,276)
Net Change in Cash and Cash Equivalents	(24,671,209)	5,248,605

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	49,377,489	13,106,041
CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,706,280	$18,354,646

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$517,298	$615,616

See accompanying notes to condensed consolidated financial statements.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

At December 31, 2021, the significant assets of TEB Bancorp, Inc. were the capital stock of the Bank and a deposit account held at the Bank. The liabilities of TEB Bancorp, Inc. were insignificant. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

The interim condensed consolidated financial statements of the Company as of December 31, 2021, and for the three and six months ended December 31, 2021 and 2020 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three and six months ended December 31, 2021, are not necessarily indicative of the results to be achieved for the year ending June 30, 2022 or any other period.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements as of and for the periods ending December 31, 2021 and 2020 and June 30, 2021 and 2020 include the accounts and operations of TEB Bancorp, Inc. and its wholly-owned subsidiaries, the Bank, Equitable Investment Corp., and Equity Credit Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

Service charges and other fees. The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as wires and overdraft charges, are settled the day the performance obligation is satisfied. The Company’s monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition for service charges and other fees.

Interchange fees. Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These funds are included in “Service fees on deposits” on the Condensed Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition for interchange fees.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

COVID-19

In December 2019, a coronavirus (COVID-19) was reported in China and in March 2020 was declared a national emergency in the United States. The COVID-19 pandemic caused significant economic dislocation as many state and local governments ordered non-essential businesses to close and residents to shelter in place at home. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated and how the economy continues to reopen. In order to protect the health of employees and customers, the Company had temporarily limited lobby hours and transitioned as many employees to remote work as possible. As COVID-19 vaccines have become more available, the Company has begun to transition to a

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

return to in-person work for employees. Nonetheless, the Company has not incurred any significant disruptions to its business activities.

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

In December 2020, as part of the Taxpayer Certainty and Disaster Recovery Act, the PPP loan portal was reopened for first draw PPP loan applications. A second draw was made available to qualified businesses starting January 13, 2021. Eligible borrowers qualify for full forgiveness if employee and compensations levels are maintained with at least 60% attributed to payroll costs. The remaining can be used for interest on mortgages, rents, and utilities.

Eligibility for first draws required that, together with their affiliates, employers have 500 or fewer employees. Second draw eligibility required borrowers to have received a first draw PPP Loan and will or had used the full amount only for authorized use, had no more than 300 employees and demonstrated at least a 25% reduction in gross receipts between comparable quarters of 2019 and 2020.

Since the reopening in January 2021, the Company has originated nine first and second draw PPP loans totaling $729,000, netting fees of $32,000. As of December 31, 2021, all of those loans received full forgiveness from the SBA.

Prior the reopening, the Company had recorded 17 PPP loans totaling $1.1 million. These 17 loans generated fees net to the Company of $44,000. As of March 24, 2021, all of the 17 loans had received full forgiveness from the SBA.

To work with customers impacted by COVID-19, the Company is offering short-term loan modifications (i.e., three months or less with the potential to extend up to six months, if necessary) on a case by case basis to borrowers who were current in their payments at the inception of the loan modification program. The Company additionally offers, to borrowers that qualify, loan deferrals under Section 4013 of the CARES Act. Loans less than 30 days past due as of September 30, 2020 are considered current for COVID-19 modifications and therefore qualify for a loan deferral. A financial institution can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either January 1, 2021 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board (“FASB”) has confirmed that short-term modifications made on a good faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act. On December 27, 2020, the Consolidated Appropriations Act, 2020 (the “CAA Act”) became law, which both funded the federal government until September 30, 2021 and broadly addressed additional COVID-19 responses and relief. Among the additional relief measures included were certain extensions to elements of the CARES Act, including an extension of temporary relief from TDRs established under Section 4013 of the CARES Act to the earlier of a) January 1, 2022, or b) the date that is 60 days after the date on which the national COVID-19 emergency terminates.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

As of December 31, 2021, the Company had received requests to modify 85 loans aggregating $22.7 million, which excluded any loans that had been paid off subsequent to modification. Of these modifications, $22.4 million, or 98.7%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. Three loans totaling $284,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, all of the loans were transferred out of TDR status after receiving six consecutive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary. Details with respect to loan modification requests are as follows:

	As of December 31, 2021
	Payments Resumed		Payments Deferred
Loan Classification	Number of Loans	Balance	Number of Loans	Balance
Construction, land, development	2	$111,301	—	$—
1-4 family owner occupied	51	7,002,392	1	834,688
1-4 family non-owner occupied	13	1,632,191	—	—
Multifamily	11	10,250,837	—	—
Commercial owner occupied	2	1,415,517	—	—
Commercial non-owner occupied	2	1,383,102	—	—
Consumer and installment loans	3	40,970	—	—
Total loan modification requests	84	$21,836,310	1	$834,688

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2021, but prior to the release of these financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these financial statements are required as of February X, 2022.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU was effective for fiscal years beginning after December 15, 2019 with early adoption permitted. Although this ASU impacts the Company’s fair value disclosures, there is no additional impact to the Company’s condensed consolidated financial statements.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848).” ASU 2021-01 responds to concerns about structural risks of interbank offered rates (IBORs) and particularly the risk of cessation of the London Interbank Offered Rate (LIBOR). The amendments clarify the scope of Topic 848 as to the accounting for derivatives within a company’s portfolio. While the Company has no hedging instruments, it does have loans that adjust to LIBOR at varying periods within the term on the loan. This ASU was effective upon its issuance on January 7, 2021, however the amendments related to the discounting transition are optional. The Company has evaluated the impact of this ASU and does not expect it to have a material impact on the Company’s financial statements.

NOTE 3 – Earnings Per Share

Earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Earnings per share is presented for the three and six month periods ended December 31, 2021 and 2020.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income	$535,603	1,957,537	$1,159,654	3,736,385
Basic potential common shares
Weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Basic weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Diluted potential common shares	—	—	—	—
Diluted weighted average shares outstanding	2,624,343	2,624,343	2,624,343	2,624,343
Basic earnings per share	$0.20	0.75	$0.44	1.42
Diluted earnings per share	$0.20	0.75	$0.44	1.42

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets that were accounted for at fair value on a recurring and non-recurring basis as of December 31, 2021 and June 30, 2021, respectively. According to fair value guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents assets measured at fair value on a recurring basis:

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$30,457,298	$—	$30,457,298
US government agency obligations	—	5,575,899	—	5,575,899
Mortgage-backed securities	—	1,180,781	—	1,180,781
Municipal leases	—	998,590	—	998,590
Certificates of deposit	—	820,658	—	820,658
Total	$—	$39,033,226	$—	$39,033,226

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Securities classified as available for sale:
Obligations of states and political subdivisions	$—	$23,775,999	$—	$23,775,999
US government agency obligations	—	5,981,978	—	5,981,978
Mortgage-backed securities	—	1,274,916	—	1,274,916
Municipal leases	—	1,002,989	—	1,002,989
Certificates of deposit	—	832,818	—	832,818
Total	$—	$32,868,700	$—	$32,868,700

Assets measured at fair value on non-recurring basis:

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$108,652	$108,652
Other real estate owned, net	—	—	167,590	167,590
Total	$—	$—	$276,242	$276,242

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Impaired loans with a valuation allowance, net	$—	$—	$116,906	$116,906
Other real estate owned, net	—	—	167,590	167,590
Total	$—	$—	$284,496	$284,496

Loans with a carrying amount of $193,000 and $206,000 were considered impaired as of December 31, 2021 and June 30, 2021 and a specific allowance for loan losses of $84,000 and $89,000, respectively, was established against these loans.

Other real estate owned with carrying amounts of approximately $168,000 was determined to be at their fair value as of December 31, 2021 and June 30, 2021.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

	As of December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$108,652	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$167,590	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

	As of June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input(s)	Range/Weighted Average
Impaired loans with a valuation allowance, net	$116,906	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%
Other real estate owned, net	$167,590	Market price or appraised value	Discount on appraised values for selling costs	5% - 15%

NOTE 5 – Cash and Due From Banks

In March 2020, the Federal Reserve Board reduced reserve requirements for U.S. banks to 0%. Accordingly, the Bank had no required reserves with the Federal Reserve Bank of Chicago at December 31, 2021 and June 30, 2021.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

NOTE 6 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$30,211,914	$397,812	$152,428	$30,457,298
U.S. government agency obligations	5,642,521	—	66,622	5,575,899
Mortgage-backed securities	1,157,784	22,997	—	1,180,781
Municipal leases	1,000,172	3,714	5,296	998,590
Certificates of deposit	800,000	20,658	—	820,658
	$38,812,391	$445,181	$224,346	$39,033,226

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$23,350,108	$508,588	$82,697	$23,775,999
U.S. government agency obligations	5,999,632	15	17,669	5,981,978
Mortgage-backed securities	1,229,820	45,096	—	1,274,916
Municipal leases	1,002,239	2,185	1,435	1,002,989
Certificates of deposit	800,000	32,818	—	832,818
	$32,381,799	$588,702	$101,801	$32,868,700

The following tables present the portion of the Company's available for sale securities portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Continuous Unrealized		Continuous Unrealized
	Losses Existing for Less		Losses Existing for 12 Months
	Than 12 Months		or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$8,747,258	$126,282	$653,854	$26,146	$9,401,112	$152,428
U.S. government agency obligations	5,575,899	66,622	—	—	5,575,899	66,622
Municipal leases	353,359	5,296	—	—	353,359	5,296
	$14,676,516	$198,200	$653,854	$26,146	$15,330,370	$224,346

Management does not believe any individual unrealized loss as of December 31, 2021 represents other than temporary impairment. The Bank holds $653,854, comprised of two securities, in obligations of states and political subdivisions, at December 31, 2021 that has an unrealized loss existing for 12 months or greater of $26,146. Management believes the temporary impairment in fair value was caused by market fluctuations in interest rates. Although these securities are

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

classified as available for sale, management does not have the intent to sell the securities and it is more likely than not it will be able to hold the securities through a recovery period or until maturity.

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

Management does not believe any individual unrealized loss as of June 30, 2021 represents other than temporary impairment. At June 30, 2021, the Bank did not hold any securities in obligations of states and political subdivisions that had an unrealized loss existing for 12 months or greater.

The amortized cost and fair value of available for sale securities as of December 31, 2021 are shown below by contractual maturity. Expected maturities of mortgage-backed securities will differ from contractual maturities since the anticipated maturities are not readily determinable.

	Amortized
	Cost	Fair Value
Due in one year or less	$1,875,278	$1,888,794
Due after one year through 5 years	12,123,723	12,237,278
Due after 5 years through 10 years	7,873,353	7,925,832
Due after 10 years	15,782,253	15,800,541
Subtotal	37,654,607	37,852,445
Mortgage backed securities
Due after one year through 5 years	1,157,784	1,180,781
Due after 5 years through 10 years	—	—
Total	$38,812,391	$39,033,226

During the three months ended December 31, 2021 and 2020, the Bank did not sell any available for sale securities. The Bank did not have any available for sale securities pledged at December 31, 2021 and June 30, 2021.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

NOTE 7 – Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2021	June 30, 2021
Construction, land, development	$9,760,179	$2,458,461
1-4 family owner occupied	72,853,855	72,011,570
1-4 family non-owner occupied	25,508,136	22,368,557
Multifamily	100,199,616	91,876,323
Commercial owner occupied	6,135,242	6,405,226
Commercial non-owner occupied	14,046,851	14,182,106
Consumer and installment loans	6,998,578	7,530,197

Total loans	235,502,457	216,832,440
Less:
Allowance for loan losses	(1,487,823)	(1,412,489)

Loans, net	$234,014,634	$215,419,951

In the table above, outstanding loan balances are presented net of deferred loan origination fees of $131,000 at December 31, 2021 and $99,000 at June 30, 2021.

Impaired loans are as follows:

	December 31, 2021	June 30, 2021
Nonaccrual loans	$756,272	$793,141
Total non-performing loans	$756,272	$793,141

Restructured loans, accruing	$—	$—
Total impaired loans	$756,272	$793,141

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

Impaired loans are as follows as of and for the following periods ended:

	December 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$180,579	$—	$12,520	$193,099
Unpaid principal balance	—	—	—	—	180,579	—	12,520	193,099
Related allowance	—	—	—	—	71,927	—	12,520	84,447

With no related allowance recorded	—
Recorded investment	$—	$557,688	$—	$—	$—	$—	$5,485	$563,173
Unpaid principal balance	—	557,688	—	—	—	—	5,485	563,173
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$557,688	$—	$—	$180,579	$—	$18,005	$756,272
Unpaid principal balance	—	557,688	—	—	180,579	—	18,005	756,272
Related allowance	—	—	—	—	71,927	—	12,520	84,447

	Three Months Ended December 31, 2021
Average recorded balance	$—	$501,535	$—	$—	$181,092	$—	$19,287	$701,914

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	5,678	—	—	—	—	—	5,678
Total interest on impaired loans	$—	$5,678	$—	$—	$—	$—	$—	$5,678

	Six Months Ended December 31, 2021
Average recorded balance	$—	$496,253	$—	$—	$181,621	$—	$20,691	$698,565

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	7,401	—	—	—	—	—	7,401
Total interest on impaired loans	$—	$7,401	$—	$—	$—	$—	$—	$7,401

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$—	$—	$—	$182,532	$—	$23,133	$205,665
Unpaid principal balance	—	—	—	—	182,532	—	23,133	205,665
Related allowance	—	—	—	—	65,626	—	23,133	88,759

With no related allowance recorded
Recorded investment	$—	$587,476	$—	$—	$—	$—	$—	$587,476
Unpaid principal balance	—	587,476	—	—	—	—	—	587,476
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$587,476	$—	$—	$182,532	$—	$23,133	$793,141
Unpaid principal balance	—	587,476	—	—	182,532	—	23,133	793,141
Related allowance	—	—	—	—	65,626	—	23,133	88,759

Average recorded balance	$—	$780,405	$41,013	$—	$181,950	$—	$109,214	$1,112,582

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	20,084	—	—	—	—	—	20,084
Total interest on impaired loans	$—	$20,084	$—	$—	$—	$—	$—	$20,084

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

	December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
With related allowance recorded
Recorded investment	$—	$93,110	$—	$—	$182,853	$—	$95,763	$371,726
Unpaid principal balance	—	93,110	—	—	182,853	—	95,763	371,726
Related allowance	—	61,491	—	—	64,430	—	53,882	179,803

With no related allowance recorded
Recorded investment	$—	$799,428	$79,265	$—	$—	$—	$30,374	$909,067
Unpaid principal balance	—	799,428	79,265	—	—	—	30,374	909,067
Related allowance	—	—	—	—	—	—	—	—

Total
Recorded investment	$—	$892,538	$79,265	$—	$182,853	$—	$126,137	$1,280,793
Unpaid principal balance	—	892,538	79,265	—	182,853	—	126,137	1,280,793
Related allowance	—	61,491	—	—	64,430	—	53,882	179,803

	Three Months Ended December 31, 2020
Average recorded balance	$—	$911,182	$19,816	$—	$180,387	$—	$130,024	$1,241,409

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	5,021	—	—	—	—	—	5,021
Total interest on impaired loans	$—	$5,021	$—	$—	$—	$—	$—	$5,021

	Six Months Ended December 31, 2020
Average recorded balance	$—	$934,319	$19,548	$—	$181,222	$—	$129,846	$1,264,935

Interest income recognized while impaired	$—	$—	$—	$—	$—	$—	$—	$—
Interest income recognized on a cash basis while impaired	—	8,409	—	—	—	—	—	8,409
Total interest in impaired loans	$—	$8,409	$—	$—	$—	$—	$—	$8,409

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

The following is a summary of loans by risk rating:

	December 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
		Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$9,760,179	$72,296,167	$25,508,136	$100,199,616	$4,796,787	$10,825,775	$6,980,573	$230,367,233
5	—	—	—	—	1,157,876	3,221,076	—	4,378,952
6	—	557,688	—	—	—	—	18,005	575,693
7	—	—	—	—	180,579	—	—	180,579
Total	$9,760,179	$72,853,855	$25,508,136	$100,199,616	$6,135,242	$14,046,851	$6,998,578	$235,502,457

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
1-4	$2,458,461	$71,319,957	$22,368,557	$91,876,323	$5,064,818	$10,917,142	$7,507,064	$211,512,322
5	—	104,137	—	—	1,157,876	3,264,964	—	4,526,977
6	—	587,476	—	—	182,532	—	23,133	793,141
7	—	—	—	—	—	—	—	—
Total	$2,458,461	$72,011,570	$22,368,557	$91,876,323	$6,405,226	$14,182,106	$7,530,197	$216,832,440

The following is a summary of past due loans:

	December 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$250,352	$—	$—	$—	$—	$—	$250,352
60‑89 days, accruing	—	226,894	—	—	—	—	—	226,894
90 days & over or nonaccrual	—	557,688	—	—	180,579	—	18,005	756,272
Total	$—	$1,034,934	$—	$—	$180,579	$—	$18,005	$1,233,518

	June 30, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer and
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
30‑59 days, accruing	$—	$535,696	$—	$—	$—	$—	$—	$535,696
60‑89 days, accruing	—	—	—	—	—	—	—	—
90 days & over or nonaccrual	—	587,476	—	—	182,532	—	23,133	793,141
Total	$—	$1,123,172	$—	$—	$182,532	$—	$23,133	$1,328,837

TDRs involve the granting of some concession to a distressed borrower resulting in a loan modification such as; payment schedule changes, interest rate reductions, or principal charge-offs.There were no new TDRs during the six months ending December 31, 2021. There were also no TDRs that defaulted during the period that were modified within the previous six months as of December 31, 2021. Two TDRs were transferred out of TDR status during the six months ended December 31, 2021. There were no TDRs as of December 31, 2021 and two TDRs as of June 30, 2021. As discussed within Note 1, under Section 4013 of the CARES Act, a financial institution can suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

Loans that have previously been restructured in a troubled debt restructuring and are no longer impaired based on the terms specified in their restructuring agreement and are now at a rate equal to or greater than a rate the Bank is willing to accept for a loan with comparable risk are transferred out of TDR status. Two loans were transferred out of TDR status during the six months ended December 31, 2021.

The following is a summary of TDRs as of December 31, 2021:

	Construction,	1-4 Family	1-4 Family		Commercial	Commercial
	Land,	Owner	Non-Owner		Owner	Non-Owner	Consumer &
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Installment	Total
Accruing
Beginning balance June 30, 2021	$—	$104,137	$—	$—	$—	$—	$—	$104,137
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(610)	—	—	—	—	—	(610)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	—	—	—	—	—	—	—
Transfers out of TDR status	—	(48,217)	—	—	—	—	—	(48,217)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	(55,310)	—	—	—	—	—	(55,310)
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Nonaccrual
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$104,137	$—	$—	$—	$—	$—	$104,137
Transfer to other loan category	—	—	—	—	—	—	—	—
Principal payments	—	(610)	—	—	—	—	—	(610)
Charge-offs	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
New restructureds	—	—	—	—	—	—	—	—
Transfers out of TDR status	—	(48,217)	—	—	—	—	—	(48,217)
Transfers to foreclosed properties	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	(55,310)	—	—	—	—	—	(55,310)
Transfers from accrual	—	—	—	—	—	—	—	—
Transfers out of nonaccrual	—	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$—	$—	$—	$—

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

The allowance for loan losses reflected in the accompanying condensed consolidated financial statements represents the allowance available to absorb probable and inherent loan losses in the loan portfolio. An analysis of changes in the allowance is presented in the following tabulation for the three and six months ended December 31, 2021 and 2020 and the year ended June 30, 2021:

	Three Months Ended December 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 9/30/21	$36,317	$339,916	$100,119	$484,106	$101,647	$218,697	$61,871	$120,216	$1,462,889
Charge-offs	—	—	—	—	—	—	(207)	—	(207)
Recoveries	—	—	—	—	—	—	141	—	141
Provision	10,044	14,335	27,422	41,942	4,519	(39,599)	(7,192)	(26,471)	25,000
Balance at 12/31/21	$46,361	$354,251	$127,541	$526,048	$106,166	$179,098	$54,613	$93,745	$1,487,823

	Six Months Ended December 31, 2021
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/21	$11,063	$326,408	$115,645	$459,382	$99,851	$230,459	$66,523	$103,158	$1,412,489
Charge-offs	—	—	—	—	—	—	(207)	—	(207)
Recoveries	—	—	—	—	—	—	541	—	541
Provision	35,298	27,843	11,896	66,666	6,315	(51,361)	(12,244)	(9,413)	75,000
Balance at 12/31/21	$46,361	$354,251	$127,541	$526,048	$106,166	$179,098	$54,613	$93,745	$1,487,823

Allowance
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$71,927	$—	$12,520	$—	$84,447
Ending balance collectively evaluated for impairment	46,361	354,251	127,541	526,048	34,239	179,098	42,093	93,745	1,403,376
Ending balance	$46,361	$354,251	$127,541	$526,048	$106,166	$179,098	$54,613	$93,745	$1,487,823
Loans
Ending balance individually evaluated for impairment	$—	$557,688	$—	$—	$180,579	$—	$18,005	$—	$756,272
Ending balance collectively evaluated for impairment	9,760,179	72,296,167	25,508,136	100,199,616	5,954,663	14,046,851	6,980,573	—	234,746,185
Total loans	$9,760,179	$72,853,855	$25,508,136	$100,199,616	$6,135,242	$14,046,851	$6,998,578	$—	$235,502,457
Less allowance	$46,361	$354,251	$127,541	$526,048	$106,166	$179,098	$54,613	$93,745	$1,487,823
Total loans, net	$9,713,818	$72,499,604	$25,380,595	$99,673,568	$6,029,076	$13,867,753	$6,943,965	$(93,745)	$234,014,634

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

	Three Months Ended December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 9/30/20	$10,859	$335,391	$75,827	$350,641	$75,184	$328,902	$89,941	$86,739	$1,353,484
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	7	—	7
Provision	389	(16,619)	11,525	48,824	11,266	11,745	(3,096)	(14,034)	50,000
Balance at 12/31/20	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491

	Six Months Ended December 31, 2020
	Construction,	1-4 Family	1-4 Family		Commercial	Commercial		Not
	Land,	Owner	Non-Owner		Owner-	Non-Owner		Specifically
	Development	Occupied	Occupied	Multifamily	Occupied	Occupied	Consumer	Allocated	Total
Allowance
Balance at 6/30/20	$13,795	$356,434	$77,220	$286,665	$95,711	$312,670	$97,312	$113,620	$1,353,427
Charge-offs	—	—	—	—	—	—	(325)	—	(325)
Recoveries	—	—	—	—	—	—	389	—	389
Provision	(2,547)	(37,662)	10,132	112,800	(9,261)	27,977	(10,524)	(40,915)	50,000
Balance at 12/31/20	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491

Allowance
Ending balance individually evaluated for impairment	$—	$61,491	$—	$—	$64,430	$—	$53,882	$—	$179,803
Ending balance collectively evaluated for impairment	11,248	257,281	87,352	399,465	22,020	340,647	32,970	72,705	1,223,688
Ending balance	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491
Loans

Ending balance individually evaluated for impairment	$—	$892,538	$79,265	$—	$182,853	$—	$126,137	$—	$1,280,793
Ending balance collectively evaluated for impairment	3,460,986	84,354,539	22,513,372	88,769,856	6,291,455	19,679,205	7,703,126	—	232,772,539
Total loans	$3,460,986	$85,247,077	$22,592,637	$88,769,856	$6,474,308	$19,679,205	$7,829,263	$—	$234,053,332
Less allowance	$11,248	$318,772	$87,352	$399,465	$86,450	$340,647	$86,852	$72,705	$1,403,491
Total loans, net	$3,449,738	$84,928,305	$22,505,285	$88,370,391	$6,387,858	$19,338,558	$7,742,411	$(72,705)	$232,649,841

NOTE 8 – Loan Servicing

The unpaid principal balance of loans serviced for others, which is not included in the condensed consolidated financial statements, was $11,873,450 and $12,471,488 at December 31, 2021 and June 30, 2021, respectively. The Bank did not maintain any custodial balances at December 31, 2021 and June 30, 2021, respectively, in connection with the foregoing loan servicing.

NOTE 9 – Borrowings

Borrowings consist of the following:

	December 31, 2021	June 30, 2021
FHLB fixed rate advance (0.00%, matures 5/23/22)	$5,000,000	$5,000,000

	$5,000,000	$5,000,000

The Bank has a master contract agreement with the FHLB, which provides for borrowing up to a maximum $111,317,440 at December 31, 2021. The FHLB provides both fixed and floating rate advances. Within the master

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

contract agreement, the Bank also has an open line of credit with the FHLB with a variable interest rate. There were no outstanding advances on the open line of credit as of December 31, 2021 and June 30, 2021.

Additionally, the Bank had $5,000,000 outstanding in term advances at December 31, 2021 and June 30, 2021. The advances are collateralized by a security agreement pledging a majority of the Bank’s one- to four-family and multifamily mortgages.

The Bank has an agreement with U.S. Bank, which provides for borrowing up to the maximum of $5,000,000. There were no amounts outstanding as of December 31, 2021 or June 30, 2021.

NOTE 10 – Income Taxes

The Company recognized no income tax expense for each of the three and six months ended December 31, 2021 and 2020. At the end of each interim period, management estimates the effective tax rate expected to be applicable for the full fiscal year and this rate is applied to the results for the year to date period, and adjusted for any items that are considered discrete in accordance with ASC 740-270. The primary difference between the statutory tax rate and the effective rate for the period ending December 31, 2021 would be the anticipated change in valuation allowance. Management records a valuation allowance for deferred tax assets that are more likely than not to not be realized.

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

The Bank recognized pension income of $82,155 and $164,310 for the three and six months ended December 31, 2021, respectively, and pension expense of $26,250 and $52,500 for the three and six months ended December 31, 2020, respectively.

The Bank had a valuation of the Plan completed at fiscal year ending June 30, 2021, which included estimated amortizations from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year of $159,594. The change in pension obligation reported in the condensed consolidated balance sheets, condensed consolidated statements of comprehensive income, and in the condensed consolidated statements of changes in stockholders’ equity as of December 31, 2021 reflect this estimation.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

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

A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk is as follows:

	December 31, 2021	June 30, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit to borrowers	$23,723,228	$20,938,071
Sold loan commitments	$13,763,340	$41,039,038
Credit card commitments	$488,454	$500,204

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

As of December 31, 2021 and June 30, 2021, the Company did not engage in the use of interest rate swaps, futures or option contracts.

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

TEB BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2021 (Unaudited) and June 30, 2021 and for The Three and Six Months Ended

December 31, 2021 and 2020 (Unaudited)

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2020 and intends to utilize this measure for the foreseeable future.

As of December 31, 2021 and June 30, 2021, the Bank was categorized as well capitalized. Listed in the table below is a comparison of the Bank’s actual capital amounts with the minimum requirements for well capitalized banks, as defined above.

			To be Considered
	Actual		Well Capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2021 (unaudited)
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$35,336,304	11.21%	$26,792,843	8.50%

As of June 30, 2021
CBLR Framework
Tier 1 capital (to average assets) (i.e., leverage ratio)	$34,108,270	11.26%	$25,744,847	8.50%

A Wisconsin state-chartered savings bank is required by state law to maintain minimum net worth in an amount equal to at least 6.0% of its total assets. At December 31, 2021 and June 30, 2021, the Bank’s net worth was $33,386,960 with general loan loss reserve of $1,403,376 and $32,504,792 with general loan loss reserve of $1,323,730, totaling 11.1% and 10.7% of total assets, respectively, which meets the state of Wisconsin’s minimum net worth requirements.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at December 31, 2021 and June 30, 2021 and for the three and six months ended December 31, 2021 and 2020 is derived in part from the financial statements of The Equitable Bank. The financial condition data at June 30, 2021 is derived from the audited financial statements of TEB Bancorp, Inc. The information as of December 31, 2021 and for the three and six months ended December 31, 2021 and 2020 is derived from unaudited financial statements of TEB Bancorp, Inc. for December 31, 2021 and 2020 and reflects only normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. The following information is only a summary, and should be read in conjunction with our audited financial statements and notes as of and for the year ended June 30, 2021 and for the three and six months ended December 31, 2021 and 2020. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be achieved for all of the year ending June 30, 2022.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	adverse changes in the economy or business conditions, either nationally or in our markets, including, without limitation, the adverse effects of the COVID-19 pandemic on the global, national, and local economy;
●	the effect of the COVID-19 or any other pandemic on the Company’s credit quality, revenue, and business operations;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;

●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected, or the failure or breaches of information technology security systems;
●	the inability of third-party providers to perform as expected;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Commercial Loan Type	December 31, 2021	Percentage of Portfolio Loans
Restaurant, food service, bar	$1,563,124	0.66%
Retail	2,211,097	0.94%
Hospitality and tourism	—	—%
	$3,774,221	1.60%

The Company’s allowance for loan losses increased $75,000 to $1.5 million at December 31, 2021 compared to $1.4 million at December 31, 2020. At December 31, 2021 and December 31, 2020, the allowance for loan losses represented 0.63% and 0.60% of total loans, respectively. During 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications and higher unemployment rate from the COVID-19 pandemic, leading to the increase in the allowance for loan losses as a percentage of total loans. In determining its allowance for loan loss level at December 31, 2021, the Company considered the health and composition of its loan portfolio in relation to the COVID-19 pandemic. At December 31, 2021, approximately 99.4% of the Company’s loan portfolio is collateralized by real estate. Approximately 1.6% of the Company’s loan portfolio is to borrowers in the more particularly hard-hit industries (including the restaurant and food service industries, retail industry, and hospitality and tourism industries) and the Company has no international exposure.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and how the economy continues to reopen. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to continue to fully reopen, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	our uninsured investment revenues may decline with continuing market turmoil;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

As of December 31, 2021, the Company originated 26 PPP loans totaling $1.8 million and generated approximately $76,000 from the processing fees. All PPP loan originations occurred before the end of the December 31, 2021 reporting period. As of December 31, 2021, all of those loans received full forgiveness from the SBA.

As of December 31, 2021, the Company had received requests to modify 85 loans aggregating $22.7 million, which excluded any loans that had been paid off subsequent to modification. Of these modifications, $21.6 million, or 98.7%, were performing in accordance with the accounting treatment under Section 4013 of the CARES Act and therefore did not qualify as TDRs. Three loans totaling $284,000 were modified and did not qualify for the favorable accounting treatment under Section 4013 of the CARES Act and therefore each loan was reported as a TDR; however, all of the loans were transferred out of TDR status after receiving six consequtive monthly payments after the end of the deferral period. Management has evaluated the loans and determined that based on the liquidation value of the collateral, no specific reserve is necessary.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Total Assets. Total assets decreased $3.4 million, or 1.1%, to $312.3 million at December 31, 2021 from $315.7 million at June 30, 2021. The decrease in assets was primarily due to a decrease of $24.7 million in cash and cash equivalents offset by an increase in net loans held for investment of $18.6 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $24.7 million, or 50.0%, to $24.7 million at December 31, 2021 from $49.4 million at June 30, 2021. This decrease in cash and cash equivalents was a result of loan fundings as discussed below.

Interest Bearing Deposits. Interest bearing deposits increased $187,000, or 57.2%, to $513,000 at December 31, 2021 from $326,000 at June 30, 2021.

Available-for-Sale Securities. Available-for-sale securities increased $6.2 million, or 18.8%, to $39.0 million at December 31, 2021 from $32.9 million at June 30, 2021, due to the purchase of securities totaling $7.2 million, offset by maturities and calls of $745,000.

Net Loans Held for Investment. Net loans held for investment increased $18.6 million, or 8.6%, to $234.0 million at December 31, 2021 from $215.4 million at June 30, 2021, primarily reflecting an increase in multifamily loans of $8.3 million, or 9.1%, to $100.2 million at December 31, 2021 from $91.9 million at June 30, 2021 and an increase in construction loans of $7.3 million, or 297.0%, to $9.8 million at December 31, 2021 from $2.5 million at June 30, 2021. One- to four-family non-owner occupied residential real estate loans also increased $3.1 million, or 14.0%, from $22.4 million at June 30, 2021 to $25.5 million at December 31, 2021. We currently sell the majority of the single family loans we originate.

Loans Held for Sale. Loans held for sale decreased $3.5 million, or 51.3%, to $3.3 million at December 31, 2021 from $6.9 million at June 30, 2021, due to a decrease in loan sales and thus less loans outstanding at quarter end.

Other Real Estate Owned. Other real estate owned remained the same at $168,000 at December 31, 2021 and June 30, 2021.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock remained unchanged at $1.0 million at December 31, 2021 and June 30, 2021, respectively, as a result of the same balance in borrowed funds as discussed below.

Deposits. Total deposits decreased $2.8 million, or 1.1%, to $267.0 million at December 31, 2021 from $269.9 million at June 30, 2021. The decrease was due to decreases in demand accounts of $1.9 million, or 1.8%, from $109.0 million at June 30, 2021 to $107.0 million at December 31, 2021 and certificates of deposits of $2.8 million, or 3.8%, to $70.0 million at December 31, 2021 from $72.7 million at June 30, 2021. The decreases were offset partially by an increase in savings and NOW accounts of $1.9 million, or 2.1%, from $88.2 million at June 30, 2021 to $90.0 million at December 31, 2021.

Borrowed Funds. Borrowed funds, consisting solely of Federal Home Loan Bank advances, was $5.0 million at December 31, 2021 and June 30, 2021. Loan payments and payoffs and increases in deposits have reduced our need for borrowings to fund our operations.

Stockholders’ Equity. Total stockholders’ equity increased $814,000 or 2.5%, to $33.9 million at December 31, 2021 from $33.1 million at June 30, 2021. The increase was due primarily to net income of $1.2 million during the six months ended December 31, 2021.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020

General. Net income was $536,000 for the three months ended December 31, 2021, compared to $2.0 million for the three months ended December 31, 2020. The change was primarily due to a $2.3 million decrease in gain on sales of mortgage loans, offset by a $600,000 decrease in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $243,000, or 8.8%, to $2.5 million for the three months ended December 31, 2021 compared to $2.7 million for the three months ended December 31, 2020. Interest income on loans, which is our primary source of interest income, decreased $296,000, or 11.4%, to $2.3 million for the three months ended December 31, 2021 compared to $2.6 million for the three months ended December 31, 2020. Our annualized average yield on loans decreased 43 basis points to 4.01% for the three months ended December 31, 2021 from 4.44% for the three months ended December 31, 2020, primarily due to a decrease in market interest rates. The average balance of loans decreased $4.5 million, or 1.9%, to $229.6 million for the three months ended December 31, 2021 from $234.1 million for the three months ended December 31, 2020.

Interest Expense. Interest expense decreased $60,000, or 18.7%, to $259,000 for the three months ended December 31, 2021 compared to $319,000 for the three months ended December 31, 2020, due primarily to decreases in market interest rates and a shift in deposits from certificates of deposit to lower cost demand, savings, and NOW accounts.

Interest expense on deposits decreased $59,000, or 18.6%, to $259,000 for the three months ended December 31, 2021 from $319,000 for the three months ended December 31, 2020. Specifically, interest expense on certificates of deposit decreased $45,000, or 15.5%, to $248,000 for the three months ended December 31, 2021 from $293,000 for the three months ended December 31, 2020. The decrease resulted from a seven basis point decrease in the annualized average rate we paid on certificates of deposit to 1.40% for the three months ended December 31, 2021 from 1.47% for the three months ended December 31, 2020, reflecting a decrease in market rates. Additionally, there was an $8.5 million decrease in the average balance of certificates of deposits to $71.0 million at December 31, 2021 from $79.5 million for the three months ended December 31, 2020.

There was no interest expense on FHLB borrowings for the three months ended December 31, 2021 compared to $1,000 for the three months ended December 31, 2020. This decrease resulted from decreases in both the average balance of FHLB borrowings and the average rate we paid on FHLB borrowings. The average balance of borrowings decreased $178,000, or 3.4%, to $5.0 million for the three months ended December 31, 2021 from $5.2 million for the three months ended December 31, 2020, and the annualized average rate we paid on borrowings decreased 5 basis points to 0% for the three months ended December 31, 2021 from 0.05% for the three months ended December 31, 2020. As described above, increases in demand, savings, and NOW deposits have reduced our need for borrowings to fund our operations.

Net Interest Income. Net interest income decreased $183,000, or 7.5%, to $2.2 million for the three months ended December 31, 2021 from $2.4 million the three months ended December 31, 2020, primarily as a result of the decreased interest income from loans. In addition, our net interest rate spread decreased by 65 basis points to 2.93% for the three months ended December 31, 2021 from 3.58% for the three months ended December 31, 2020, and our net interest margin decreased by 66 basis points to 3.01% for the three months ended December 31, 2021 from 3.67% for the three months ended December 31, 2020, due to the decreases in market interest rates.

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

After an evaluation of these factors, and based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $25,000 provision for loan losses for the three months ended December 31, 2021, compared to a $50,000 provision for the three months ended December 31, 2020. Our allowance for loan losses was $1.5 million at December 31, 2021, compared to $1.4 million at June 30, 2021. The allowance for loan losses to total loans was 0.63% at December 31, 2021 and 0.65% at June 30, 2021, while the allowance for loan losses to non-performing loans was 196.73% at December 31, 2021 and 178.09% at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income decreased $2.3 million, or 58.5%, to $1.6 million for the three months ended December 31, 2021 compared to $3.9 million for the three months ended December 31, 2020. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) decreased $2.3 million, or 63.0%, to $1.3 million for the three months ended December 31, 2021 compared to $3.6 million for the three months ended December 31, 2020. The decrease in the gain on sale of motgage loans was due primarily to the decrease in the originations for sale of $58.2 million of mortgage loans during the 2021 period compared to $147.4 million of such originations during the 2020 period.

Non-interest Expenses. Non-interest expenses decreased $1.0 million, or 23.3%, to $3.3 million for the three months ended December 31, 2021 from $4.3 million for the three months ended December 31, 2020. Compensation and benefits expense decreased $600,000, or 22.6%, to $2.0 million for the three months ended December 31, 2021 from $2.6 million for the three months ended December 31, 2020, as we experienced a decrease in payroll expense due to lower loan officer compensation as a result of decreased loan origination volume. Other expenses decreased $147,000 or 34.6% to $277,000 for the three months ended December 31, 2021 compared to $423,000 for the three months ended December 31, 2020 due to decreased sold loan volume and the associated loan origination costs that are written off at time of sale.

Income Tax Expense. We recognized no income tax expense or benefits for the three months ended December 31, 2021 and for the three months ended December 31, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Three Months Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$229,618,463	$2,303,453	4.01%	$234,133,228	$2,599,766	4.44%
Securities	34,727,980	188,707	2.17%	21,079,141	141,555	2.69%
Federal Home Loan Bank of Chicago stock	1,031,200	5,955	2.31%	1,054,857	7,800	2.96%
Other	32,914,172	8,578	0.10%	8,964,115	412	0.02%
Total interest-earning assets	298,291,815	2,506,693	3.36%	265,231,341	2,749,533	4.15%
Non-interest-earning assets	20,035,987			40,640,934
Total assets	$318,327,802			$305,872,275

Interest-bearing liabilities:
Demand deposits	$69,664,079	$2,129	0.01%	$61,181,871	$8,944	0.06%
Savings and NOW deposits	93,050,625	9,615	0.04%	80,693,210	16,659	0.08%
Certificates of deposit	71,006,125	247,743	1.40%	79,510,456	293,050	1.47%
Total interest-bearing deposits	233,720,829	259,487	0.44%	221,385,537	318,653	0.58%
Borrowings	5,000,000	—	—%	5,178,494	664	0.05%
Total interest-bearing liabilities	238,720,829	259,487	0.43%	226,564,031	319,317	0.56%
Non-interest-bearing liabilities	45,696,319			53,099,102
Total liabilities	284,417,148			279,663,133
Total equity	33,910,654			26,209,142
Total liabilities and equity	$318,327,802			$305,872,275
Net interest income		$2,247,206			$2,430,216
Net interest rate spread (2)			2.93%			3.58%
Net interest-earning assets (3)	$59,570,986			$38,667,310
Net interest margin (4)			3.01%			3.67%
Average interest-earning assets to interest-bearing liabilities	124.95%			117.07%
(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended December 31, 2021 and 2020

General. Net income was $1.2 million for the six months ended December 31, 2021, compared to $3.7 million for the six months ended December 31, 2020. The change was primarily due to a $3.6 million decrease in gain on sales of mortgage loans, partially offset by a $903,000 decrease in compensation and benefits expense, described in more detail below.

Interest Income. Interest income decreased $550,000, or 10.0%, to $5.0 million for the six months ended December 31, 2021 from $5.5 million for the six months ended December 31, 2020. Interest income on loans, which is our primary source of interest income, decreased $640,000, or 12.3%, to $4.6 million for the six months ended December 31, 2021 compared to $5.2 million for the six months ended December 31, 2020. Our annualized average yield on loans decreased 39 basis points to 4.07% for the six months ended December 31, 2021 from 4.46% for the six months ended December 31, 2020, primarily due to a decrease in market interest rates. The average balance of loans decreased $9.4 million, or 4.0%, to $224.0 million for the six months ended December 31, 2021 from $233.4 million for the six months ended December 31, 2020.

Interest Expense. Interest expense decreased $153,000, or 22.3%, to $535,000 for the six months ended December 31, 2021 from $688,000 for the six months ended December 31, 2020.

Interest expense on deposits decreased $146,000, or 21.5%, to $535,000 for the six months ended December 31, 2021 from $681,000 for the six months ended December 31, 2020. Specifically, interest expense on certificates of deposit decreased $128,000, or 20.3%, to $503,000 for the six months ended December 31, 2021 from $631,000 for the six months ended December 31, 2020. The decrease resulted from a 12 basis point decrease in the annualized average rate we paid on certificates of deposit to 1.41% for the six months ended December 31, 2021 from 1.53% for the six months ended December 31, 2020, reflecting decreases in market rates that have remained low during the period. The decrease was also due to a decrease in the average balance of certificates of deposit, which decreased $10.9 million, or 13.2%, to $71.5 million for the six months ended December 31, 2021 from $82.4 million for the six months ended December 31, 2020.

Net Interest Income. Net interest income decreased $397,000, or 8.2%, to $4.4 million for the six months ended December 31, 2021 from $4.8 million for the six months ended December 31, 2020. In addition, our net interest rate spread decreased by 65 basis points to 2.90% for the six months ended December 31, 2021 from 3.55% for the six months ended December 31, 2020, and our net interest margin decreased by 65 basis points to 2.99% for the six months ended December 31, 2021 from 3.64% for the six months ended December 31, 2020, due to changes in market interest rates and a decreased reliance on borrowed funds.

Provision for Loan Losses. Based on management’s current assessment of the increased inherent risk in the loan portfolio due to COVID-19, we recorded a $75,000 provision for loan losses for the six months ended December 31, 2021, and a $50,000 provision for the six months ended December 31, 2020. Our allowance for loan losses was $1.5 million at December 31, 2021 compared to $1.4 million and June 30, 2021. The allowance for loan losses to total loans was 0.63% at December 31, 2021 and 0.65% at June 30, 2021, while the allowance for loan losses to non-performing loans was 196.73% at December 31, 2021 and 178.09% at June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the WDFI and the Federal Deposit Insurance Corporation, as an integral part of their examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income decreased $3.6 million, or 50.4%, to $3.5 million for the six months ended December 31, 2021 compared to $7.1 million for the six months ended December 31, 2020. The gain on sale of mortgage loans (consisting solely of one- to four-family residential real estate loans) decreased $3.6 million, or 55.0%, to $3.0 million for the six months ended December 31, 2021 compared to $6.6 million for the six months ended December 31, 2020. The decrease in the gain on sale of mortgage loans was due primarily to the decrease in the amount of originations for sale to $130.8 million of mortgage loans during the six months ended December 31, 2021 compared to $289.9 million of such originations during the six months ended December 31, 2020.

Non-interest Expenses. Non-interest expenses decreased $1.4 million, or 17.6%, to $6.7 million for the six months ended December 31, 2021 from $8.2 million for the six months ended December 31, 2020. Compensation and benefits expense decreased $903,000, or 17.7%, to $4.2 million for the six months ended December 31, 2021 from $5.1 million for the six months ended December 31, 2020, as we experienced a decrease in payroll expense due to lower loan officer compensation as a result of decreased loan origination volume. Other expenses decreased $240,000 or 29.2% to $580,000 for the six months ended December 31, 2021 compared to $820,000 as of December 31, 2020 due to decreased sold loan volume and the associated loan origination costs that are written off at time of sale.

Income Tax Expense. We recognized no income tax expense or benefits for the six months ended December 31, 2021 and for the six months ended December 31, 2020 due to a full valuation allowance being recorded against the Company’s deferred tax assets.

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

	For the Six Months Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$223,995,004	$4,559,599	4.07%	$233,384,443	$5,199,363	4.46%
Securities	34,048,598	364,280	2.14%	20,690,387	281,941	2.73%
Federal Home Loan Bank stock	1,031,200	11,665	2.26%	1,200,179	19,404	3.23%
Other	36,342,412	15,766	0.09%	9,258,760	971	0.02%
Total interest-earning assets	295,417,214	4,951,310	3.35%	264,533,769	5,501,679	4.16%
Non-interest-earning assets	19,450,587			38,045,622
Total assets	$314,867,801			$302,579,391

Interest-bearing liabilities:
Demand deposits	$68,249,974	$5,799	0.02%	$58,574,106	$17,259	0.06%
Savings and NOW deposits	91,862,886	26,250	0.06%	79,577,028	32,904	0.08%
Certificates of deposit	71,492,988	502,612	1.41%	82,394,103	630,989	1.53%
Total interest-bearing deposits	231,605,848	534,661	0.46%	220,545,237	681,152	0.62%
Borrowings	5,000,000	—	—%	6,567,025	6,806	0.21%
Total interest-bearing liabilities	236,605,848	534,661	0.45%	227,112,262	687,958	0.61%
Non-interest-bearing liabilities	44,541,012			50,402,217
Total liabilities	281,146,860			277,514,479
Total equity	33,720,941			25,064,912
Total liabilities and equity	$314,867,801			$302,579,391
Net interest income		$4,416,649			$4,813,721
Net interest rate spread (2)			2.90%			3.55%
Net interest-earning assets (3)	$58,811,366			$37,421,507
Net interest margin (4)			2.99%			3.64%
Average interest-earning assets to interest-bearing liabilities	124.86%			116.48%
(1)	Annualized
(2)	Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from U.S. Bank. At December 31, 2021, we had a $111.3 million line of credit with the Federal Home Loan Bank of Chicago, and had $5.0 million of borrowings outstanding as of that date. We also had a $5.0 million line of credit with U.S. Bank, with no borrowings outstanding as of that date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.6 million and $6.4 million for the six months ended December 31, 2021 and December 31, 2020, respectfully. Net cash (used in) provided by investing activities, consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturing securities and pay downs on securities, was ($25.5) million and $6.0 million for the six months ended December 31, 2021 and the six months ended December 31, 2020, respectively. Net cash (used in)

financing activities, consisting of activity in deposit accounts and borrowings, was ($5.8) million and ($7.2) million for the six months ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, The Equitable Bank was classified as “well capitalized” for regulatory capital purposes.

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

Exhibit 101

The following financial statements from the TEB Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL; (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements are included herein as an exhibit to this report.

Exhibit 104	The cover page from TEB Bancorp, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEB BANCORP, INC.

Date:	February 9, 2022	By:	/s/ Jennifer L. Provancher
Jennifer L. Provancher, President and Chief Executive Officer

Date:	February 9, 2022	By:	/s/ John Udvare
John Udvare, Chief Financial Officer