Form 10-K/A
period 2021-06-30
TEB Bancorp, Inc.
filed 2022-02-22
CIK 1751700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note.

TEB Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the Securities and Exchange Commission on September 23, 2021 to revise Item 9A. For purposes of this amendment, and in accordance with Rule 12b-15 under the Exchange Act, Part II has been amended and restated in its entirety. Except as stated herein, this amendment does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this amendment to modify or update other disclosures as presented in the Form 10-K

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provision of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

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

TEB BANCORP, INC.

Date: February 22, 2022	By:	/s/ Jennifer L. Provancher
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